Form 10-Q
period 1995-03-31
CLINTON GAS SYSTEMS INC
filed 1995-05-12
CIK 702256

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1995

                         Commission File Number 0-10833
                                               --------

                            CLINTON GAS SYSTEMS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                    31-0813959
- --------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

        4770 Indianola Avenue             Columbus, Ohio              43214
- --------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (614) 888-9588
- --------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X               No
            -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                   Common Stock - 5,657,626 shares outstanding

                                 $ -0- par value

                           Page One of Eleven pages.
                       Exhibit Index appears on Page 10.

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets




                                                    March 31,
                                                      1995      December 31,
ASSETS:                                            (Unaudited)      1994
- -------------------------------------------------  -----------  ------------
CURRENT ASSETS:

 Cash and cash equivalents                         $ 1,539,000  $ 1,169,000
 Receivables                                         9,682,000   10,140,000
 Prepaid expenses and other                            947,000    1,141,000
 Deferred income taxes                                 486,000      486,000
 Costs in excess of billings on uncompleted wells            0      301,000
                                                   -----------  -----------
TOTAL CURRENT ASSETS                                12,654,000   13,237,000
                                                   ===========  ===========

PROPERTY - At Cost:
 Proved natural gas and oil properties              53,500,000   53,000,000
 Pipeline systems and other                         12,455,000   12,330,000
 Land, building and improvements                     2,107,000    2,097,000
 Well and field equipment                            2,817,000    2,722,000
 Office equipment                                    1,927,000    1,850,000
                                                   -----------  -----------
Total Property                                      72,806,000   71,999,000

Accumulated depreciation, depletion
 and amortization                                   38,549,000   37,207,000
                                                   -----------  -----------
PROPERTY - NET                                      34,257,000   34,792,000
                                                   ===========  ===========

INVESTMENTS IN REAL ESTATE                           1,393,000    1,590,000
                                                   ===========  ===========
OTHER ASSETS                                           570,000      564,000
                                                   ===========  ===========
TOTAL ASSETS                                       $48,874,000  $50,183,000
                                                   ===========  ===========


                              Page 2 of 11 pages.

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
- --------------------------------------------------------------------------------

                                                                        March 31,
                                                                          1995                     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY:                                 (Unaudited)                     1994
- -------------------------------------                                 -----------                  ------------
CURRENT LIABILITIES:

  Current maturities of long-term debt:
    Notes payable                                                     $   268,000                  $   276,000
    Mortgages payable                                                     108,000                      106,000
  Accounts payable                                                      8,487,000                   10,210,000
  Accrued liabilities and expenses                                      1,089,000                    1,089,000
  Receipts in excess of costs on uncompleted wells                         98,000                            0
                                                                      -----------                  -----------
TOTAL CURRENT LIABILITIES                                              10,050,000                   11,681,000
                                                                      -----------                  -----------

LONG-TERM DEBT (Less current maturities):
  Notes payable                                                        15,747,000                   15,773,000
  Mortgages payable                                                     1,310,000                    1,333,000
                                                                      -----------                  -----------
TOTAL LONG-TERM DEBT                                                   17,057,000                   17,106,000
                                                                      -----------                  -----------

DEFERRED INCOME TAXES                                                     566,000                      506,000
                                                                      -----------                  -----------

STOCKHOLDERS' EQUITY:

  Preferred stock, no par value; Authorized -
    2,000,000 shares; Issued and oustanding - none.
  Common stock, $.0833 stated value; Authorized -
    15,000,000 shares; Issued 1995 and 1994 -
    6,175,000 shares                                                      514,000                      514,000
  Additional paid-in capital                                            7,552,000                    7,552,000
  Retained earnings                                                    14,260,000                   13,949,000
                                                                      -----------                  -----------
TOTAL                                                                  22,326,000                   22,015,000


  Less treasury stock of 517,000 shares, at cost                       (1,125,000)                  (1,125,000)
                                                                      -----------                  -----------
TOTAL STOCKHOLDERS' EQUITY                                             21,201,000                   20,890,000
                                                                      -----------                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $48,874,000                  $50,183,000
                                                                      ===========                  ===========


                              Page 3 of 11 pages.

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

Consolidated Statements of Income
For the Quarters Ended March 31, 1995 and 1994  (Unaudited)
- --------------------------------------------------------------------------------

                                                                                Quarters Ended March 31,
                                                                            1995                       1994
                                                                        -----------                 -----------
REVENUE:
  Natural gas marketing                                                 $15,187,000                 $26,702,000
  Natural gas and oil sales                                               3,870,000                   2,553,000
  Well operating, transportation and other                                  814,000                     912,000
  Drilling                                                                  795,000                           0
                                                                        -----------                 -----------
TOTAL REVENUE                                                            20,666,000                  30,167,000
                                                                        -----------                 -----------


COSTS AND EXPENSES:
  Natural gas marketing                                                  14,343,000                  26,151,000
  Natural gas and oil production:
    Depreciation, depletion and amortization                              1,200,000                     791,000
    Production costs                                                      1,192,000                   1,035,000
  Other costs and expenses                                                1,432,000                   1,144,000
  Drilling                                                                1,023,000                       6,000
  Selling, general and administrative expenses                              720,000                   1,095,000
                                                                        -----------                 -----------
TOTAL COSTS AND EXPENSES                                                 19,910,000                  30,222,000
                                                                        -----------                 -----------
OPERATING INCOME (LOSS)                                                     756,000                     (55,000)

OTHER INCOME (EXPENSE):

  Interest expense                                                         (370,000)                   (272,000)
  Interest, dividend, and other income                                       12,000                      10,000
                                                                        -----------                  -----------
INCOME (LOSS) BEFORE INCOME TAXES                                           398,000                    (317,000)

INCOME TAXES (BENEFIT)                                                       87,000                    (153,000)
                                                                        -----------                  -----------
NET INCOME (LOSS)                                                           311,000                   ($164,000)
                                                                        -----------                  -----------

NET INCOME (LOSS) PER COMMON SHARE                                           $0.055                     ($0.029)
                                                                        -----------                  ----------
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                      5,658,000                   5,658,000
                                                                        -----------                  ----------


                              Page 4 of 11 pages.

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
for the Quarters Ended March 31, 1995 and 1994 (Unaudited)
- --------------------------------------------------------------------------------

                                                                                              Quarter Ended March 31,
OPERATING ACTIVITIES                                                                           1995              1994
- -----------------------------------------------------------------------------------         ----------        ---------
Net income (loss)                                                                             $311,000        ($164,000)

Adjustments to reconcile net income(loss) to cash provided by operating activities:
      Depreciation, depletion, and amortization                                              1,637,000         1,038,000
      Provision(benefit) for deferred income taxes                                              60,000          (177,000)
      Loss (gain) from disposition of property and investments                                   4,000            (3,000)


Change in operating assets and liabilities:
      Decrease in receivables                                                                  458,000           494,000
      Decrease(increase) in prepaid expenses and other current assets                          194,000           (44,000)
      Decrease in costs in excess of billings on uncompleted wells                             301,000                 0
      (Decrease) increase in accounts payable                                               (1,100,000)          504,000
      (Decrease) in accrued liabilities and expenses                                                 0           (72,000)
      Increase(decrease) in receipts in excess of costs on uncompleted wells                    98,000          (634,000)
      (Decrease) in accrued and deferred income taxes                                                0           (51,000)
      Increase in deferred income                                                                    0             4,000
                                                                                            ----------       -----------
Net cash provided by operating activities                                                    1,963,000           895,000
                                                                                            ----------       -----------

INVESTING ACTIVITIES
- -----------------------------------------------------------------------------------
Purchase of property                                                                        (1,537,000)         (523,000)
Proceeds from sale of property                                                                  13,000            61,000
Collection of mortgage loans receivable and changes in other assets                            (14,000)           (9,000)
                                                                                            ----------       -----------
Net cash (used in) investing activities                                                     (1,538,000)         (471,000)
                                                                                            ----------       -----------

FINANCING ACTIVITIES
- -----------------------------------------------------------------------------------
Proceeds from notes and mortgages payable                                                    2,750,000         5,900,000

Principal payments on notes and mortgages payable                                           (2,805,000)       (7,300,000)
                                                                                            ----------       -----------

Net cash (used in) financing activities                                                        (55,000)       (1,400,000)
                                                                                            ----------       -----------
Increase(decrease) in cash and cash equivalents                                                370,000          (976,000)

Cash and cash equivalents at beginning of year                                               1,169,000         1,103,000
                                                                                            ----------       -----------
Cash and cash equivalents at end of period                                                  $1,539,000       $   127,000
                                                                                            ==========       ===========


                              Page 5 of 11 pages.

CLINTON GAS SYSTEMS, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Accounting Policies : The Company considers all highly liquid investments with a maturity of three months or less when purchased to be "cash equivalents."

Non-Cash Investing and Financing Activities : The Company incurred capital lease and other obligations of $36,000 in 1994 in connection with agreements to purchase equipment. Included in accounts payable at December 31, 1994 is an unpaid liability of $623,000 to purchase natural gas and oil properties.

Interest Expense : The Company incurred interest expense and made interest payments as follows:

                                              Total Interest                     Total Interest
    Period                                   Expense Incurred                    Payments Made
    ------                                   ----------------                    --------------
Quarter ended
   March 31, 1995                                $387,000                           $215,000

Quarter ended
   March 31, 1994                                $279,000                           $173,000


Income Taxes : The Company made income tax payments of $0 and $77,000, respectively, for the quarters ended March 31, 1995 and March 31, 1994.


                              Page 6 of 11 pages.

CLINTON GAS SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Financial Statements

         1.) In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly Clinton Gas Systems, Inc.'s financial position as of March 31, 1995, and the results of its operations and changes in cash flow for the three months then ended.

         2.) The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

                               Page 7 of 11 pages.

                            CLINTON GAS SYSTEMS, INC.
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

        The Company's credit facility and cash flow from operations are the major sources of funds for the acquisition of natural gas and oil reserves and the drilling of exploratory wells. At March 31, 1995 the Company had a $15,000,000 credit arrangement with its two banks and $13,750,000 had been borrowed. The amount owed to banks at May 10, 1995 was $12,500,000. The credit line is reviewed semiannually and the amount of credit is based on estimated net revenues from the Company's proved developed natural gas and oil reserves. The net cash provided by operating activities was $1,963,000 for the first quarter of 1995 compared to $895,000 for the first quarter of 1994.

        From January 1, 1995 through May 10, 1995 the Company has participated in the successful completion of 9 exploratory wells. The future sale of natural gas and oil production from these discoveries will provide future liquidity to the Company.

        The Company's working capital increased to $2,604,000 at March 31, 1995 from $1,556,000 at December 31, 1994. Total current and long term debt decreased slightly to $17,433,000 at March 31, 1995 from $17,488,000 at December 31, 1994.

        Capital expenditures were $914,000 for the first quarter of 1995 compared to $561,000 for the first quarter of 1994. In the current quarter approximately $557,000 was expended for the drilling and completion of exploratory wells. The remaining 1995 capital outlays consisted of $357,000 for transportation systems and other expenditures.

Results of Operations

        Net income was $311,000 or $.055 per share for the first quarter of 1995 compared to a net loss of $164,000 or $.029 per share in 1994. Operating income also increased by $811,000 to $756,000 in 1995 from a loss of $55,000 in 1994. These improvements were due to greater operating income from natural gas marketing activities combined with higher income from natural gas and oil production. In addition, the 1994 period included a $332,000 provision for an uncollectible accounts receivable.

        Revenues from natural gas marketing decreased to $15,187,000 in 1995 from $26,702,000 in 1994. The change was due to a 23% decrease in volumes sold combined with lower prices for natural gas. Purchases of natural gas also decreased to $14,343,000 in the current quarter from $26,151,000 in the prior quarter as a result of the reduced volume and lower prices. Overall, the operating income from gas marketing activities improved by $293,000 to $844,000 in 1995 from $551,000 in 1994 due to improved margins.

                               Page 8 of 11 pages.

        Natural gas and oil sales increased by $1,317,000 due primarily to increased revenues from exploratory wells and higher crude oil prices offset, in part, by lower prices for natural gas and the normal production declines from existing wells. Depreciation, depletion and amortization of natural gas and oil properties increased to $1,200,000 in 1995 from $791,000 due to increased production from exploratory wells combined with higher amortization for older wells. Production costs rose by 15% to $1,192,000 in 1995 from $1,035,000 in 1994. The change was due to expenses associated with exploratory wells and reserve acquisitions. As a result of these factors, the operating income from natural gas and oil production increased by $751,000 to $1,478,000 in 1995 from $727,000 in 1994.

        Revenues from well operating, transportation and other decreased to $814,000 in 1995 from $912,000 in 1994. The decrease was due to lower transportation income from pipeline systems from reduced usage. Other costs include expenses related to operating and managing producing wells, maintenance of transportation systems, real estate operations and support costs for exploratory activities. Costs increased by $288,000 to $1,432,000 in 1995 from $1,144,000 in 1994. Approximately $221,000 of the increase can be attributed to higher personnel, delay rental, and seismic costs related to expanded exploratory activities.

        Drilling revenues from the completion of exploratory wells increased to $795,000 in 1995 due to the increase in the number wells completed in the current quarter. Drilling and completion expense consists of costs incurred for exploratory wells and dry hole costs. Total costs increased to $1,023,000 in 1995 from $6,000 in 1994. The Company incurred operating losses of $228,000 in 1995 and $6,000 in 1994 as a result of dry hole costs on exploratory wells.

        Selling, general, and administrative expenses decreased by $375,000 to $720,000 in 1995 from $1,095,000 in 1994. The 1994 period included a $332,000 provision for an uncollectible account from an industrial natural gas customer. The remaining change was primarily due to lower administrative costs for gas marketing activities.

        Interest expense increased to $370,000 in 1995 from $272,000 in 1994 largely as a result of greater interest rates. The weighted average interest rate on the Company's credit facility increased to 8.9% in 1995 from 6.1% in 1994. The weighted average debt level on the credit line also increased to $13,458,000 for the first quarter of 1995 compared to $12,616,000 in 1994.

        The federal income tax expense was $87,000 in 1995 compared to a benefit of $153,000 in 1994. The amounts for both periods include the tax benefits of percentage depletion that are earned by the Company during the year.

                               Page 9 of 11 pages.

                            PART II OTHER INFORMATION

                            CLINTON GAS SYSTEMS, INC.
                                AND SUBSIDIARIES

Item 1.       Legal Proceedings.
                  N/A

Item 2.       Changes in Securities.
                  N/A

Item 3.       Defaults Upon Senior Securities.
                  N/A

Item 4.       Submission of Matters to a Vote of Security Holders.
                  N/A

Item 5.       Other Information.
                  N/A

Item 6.       Exhibits and Reports on Form 8-K.
                  N/A

                              Page 10 of 11 pages.

                            CLINTON GAS SYSTEMS, INC.
                                AND SUBSIDIARIES

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CLINTON GAS SYSTEMS, INC.
                                                -------------------------
                                                        (Registrant)

Date:
     ----------------                  -----------------------------------------
                                       Jerry D. Jordan, Chairman of the Board

Date:
     ----------------                  -----------------------------------------
                                       Donald A. Nay, Vice President, Treasurer,
                                       Chief Financial Officer


                              Page 11 of 11 pages.