Form 10-Q
period 1995-06-30
CLINTON GAS SYSTEMS INC
filed 1995-08-14
CIK 702256

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended June 30, 1995


                       Commission File Number    0-10833
                                                 -------

                           CLINTON GAS SYSTEMS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              OHIO                                              31-0813959
-------------------------------------------------------------------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)


    4770 Indianola Avenue      Columbus, Ohio                     43214
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                (614)   888-9588
-------------------------------------------------------------------------------
              (Registrant's telephone number including area code)

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

                                $ -0- par value



                         Page One of THIRTEEN pages.
                      Exhibit Index appears on Page 12.

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
------------------------------------------------------------------------------


                                                          June 30,
                                                            1995            December 31,
ASSETS:                                                 (Unaudited)            1994
-------                                                 -----------         ------------
CURRENT ASSETS:
  Cash and cash equivalents                            $   946,000          $ 1,169,000
  Receivables                                           10,832,000           10,140,000
  Prepaid expenses and other                               738,000            1,141,000
  Deferred income taxes                                    486,000              486,000
  Costs in excess of billings on uncompleted wells               0              301,000
                                                       -----------          -----------
TOTAL CURRENT ASSETS                                    13,002,000           13,237,000
                                                       -----------          -----------

PROPERTY - At Cost:
  Proved natural gas and oil properties                 53,815,000           53,000,000
  Pipeline systems and other                            12,586,000           12,330,000
  Land, building and improvements                        2,129,000            2,097,000
  Well and field equipment                               2,911,000            2,722,000
  Office equipment                                       1,850,000            1,850,000
                                                       -----------          -----------
  Total Property                                        73,291,000           71,999,000

  Accumulated depreciation, depletion
    and amortization                                    39,442,000           37,207,000
                                                       -----------          -----------
PROPERTY - NET                                          33,849,000           34,792,000
                                                       -----------          -----------

INVESTMENTS IN REAL ESTATE                               1,262,000            1,590,000
                                                       -----------          -----------
OTHER ASSETS                                               577,000              564,000
                                                       -----------          -----------
TOTAL ASSETS                                           $48,690,000          $50,183,000
                                                       ===========          ===========



                                                        Page 2 of 13 pages.

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
-------------------------------------------------------------------------------

                                                         June 30,
                                                           1995             December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY:                   (Unaudited)             1994
-------------------------------------                   -----------         ------------
CURRENT LIABILITIES:

  Current maturities of long-term debt:
    Notes payable                                        $1,632,000             $276,000
    Mortgages payable                                       434,000              106,000
  Accounts payable                                        8,582,000           10,210,000
  Accrued liabilities and expenses                        1,082,000            1,089,000
  Receipts in excess of costs on uncompleted wells           70,000                    0
                                                        -----------          -----------
TOTAL CURRENT LIABILITIES                                11,800,000           11,681,000
                                                        -----------          -----------

LONG-TERM DEBT (Less current maturities):
  Notes payable                                          14,160,000           15,773,000
  Mortgages payable                                         961,000            1,333,000
                                                        -----------          -----------
TOTAL LONG-TERM DEBT                                     15,121,000           17,106,000
                                                        -----------          -----------

DEFERRED INCOME TAXES                                       502,000              506,000
                                                        -----------          -----------

STOCKHOLDERS' EQUITY:

  Preferred stock, no par value; Authorized -
    2,000,000 shares; Issued and oustanding - none.
  Common stock, $.0833 stated value; Authorized -
    15,000,000 shares; Issued 1995 and 1994 -
    6,175,000 shares                                        514,000              514,000
  Additional paid-in capital                              7,552,000            7,552,000
  Retained earnings                                      14,326,000           13,949,000
                                                        -----------          -----------
TOTAL                                                    22,392,000           22,015,000


  Less treasury stock of 517,000 shares, at cost         (1,125,000)          (1,125,000)
                                                        -----------          -----------

TOTAL STOCKHOLDERS' EQUITY                               21,267,000           20,890,000
                                                        -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $48,690,000          $50,183,000
                                                        ===========          ===========

                              Page 3 of 13 pages.

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

Consolidated Statements of Income
For the Quarters Ended June 30, 1995 and 1994 (Unaudited)
-------------------------------------------------------------------------------

                                                       Quarters Ended June 30,
                                                         1995           1994
                                                      -----------    -----------
REVENUE:
  Natural gas marketing                               $15,085,000    $21,988,000
  Natural gas and oil sales                             2,994,000      2,898,000
  Well operating, transportation and other                915,000        902,000
  Drilling                                                597,000        968,000
                                                      -----------    -----------
TOTAL REVENUE                                          19,591,000     26,756,000
                                                      -----------    -----------


COSTS AND EXPENSES:
  Natural gas marketing                                14,547,000     21,388,000
  Natural gas and oil production:
    Depreciation, depletion and amortization              908,000        814,000
    Production costs                                    1,153,000        988,000
  Other costs and expenses                                969,000      1,078,000
  Drilling                                                797,000        969,000
  Selling, general and administrative expenses            827,000        962,000
                                                      -----------    -----------
TOTAL COSTS AND EXPENSES                               19,201,000     26,199,000
                                                      -----------    -----------

OPERATING INCOME                                          390,000        557,000

OTHER INCOME (EXPENSE):
  Interest expense                                       (375,000)      (301,000)
  Interest, dividend, and other income                     13,000          3,000
                                                      -----------    -----------

INCOME BEFORE INCOME TAXES                                 28,000        259,000

INCOME TAXES (BENEFIT)                                    (38,000)        38,000
                                                      -----------    -----------

NET INCOME                                                $66,000       $221,000
                                                      ===========    ===========

NET INCOME PER COMMON SHARE                                $0.012         $0.039
                                                      ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                    5,658,000      5,658,000
                                                      ===========    ===========

                              Page 4 of 13 pages.

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

Consolidated Statements of Income
For the Six Months Ended June 30, 1995 and 1994  (Unaudited)
-------------------------------------------------------------------------------


                                                       Six Months Ended June 30,
                                                         1995           1994
                                                      -----------    -----------
REVENUE:
  Natural gas marketing                               $30,272,000    $48,690,000
  Natural gas and oil sales                             6,864,000      5,451,000
  Well operating, transportation and other              1,729,000      1,814,000
  Drilling                                              1,392,000        968,000
                                                      -----------    -----------

TOTAL REVENUE                                          40,257,000     56,923,000
                                                      -----------    -----------


COSTS AND EXPENSES:
  Natural gas marketing                                28,890,000     47,539,000
  Natural gas and oil production:
    Depreciation, depletion and amortization            2,108,000      1,605,000
    Production costs                                    2,345,000      2,023,000
  Other costs and expenses                              2,401,000      2,222,000
  Drilling                                              1,820,000        975,000
  Selling, general and administrative expenses          1,547,000      2,057,000
                                                      -----------    -----------
TOTAL COSTS AND EXPENSES                               39,111,000     56,421,000
                                                      -----------    -----------

OPERATING INCOME                                        1,146,000        502,000

OTHER INCOME (EXPENSE):
  Interest expense                                       (745,000)      (573,000)
  Interest, dividend, and other income                     25,000         13,000
                                                      -----------    -----------

INCOME(LOSS) BEFORE INCOME TAXES                          426,000        (58,000)
INCOME TAXES (BENEFIT)                                     49,000       (115,000)
                                                      -----------    -----------

NET  INCOME                                              $377,000        $57,000
                                                      ===========    ===========

NET  INCOME PER COMMON SHARE                               $0.067         $0.010
                                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                    5,658,000      5,658,000
                                                      ===========    ===========

                              Page 5 of 13 pages.

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 1995 and 1994 (Unaudited)
-------------------------------------------------------------------------------

                                                                                          Six Months Ended June 30,
OPERATING ACTIVITIES                                                                         1995           1994
-----------------------------------------------------------------------------             ----------    -----------
Net income                                                                                  $377,000        $57,000

Adjustments to reconcile net income to cash provided by operating activities:
        Depreciation, depletion, and amortization                                          2,802,000      2,092,000
        (Benefit) for deferred income taxes                                                   (4,000)      (160,000)
        Loss from disposition of property and investments                                     19,000          7,000


Change in operating assets and liabilities:
        (Increase) decrease in receivables                                                  (692,000)     2,102,000
        Decrease (increase) in prepaid expenses and other current assets                     403,000       (466,000)
        Decrease in costs in excess of billings on uncompleted wells                         301,000              0
        (Decrease) in accounts payable                                                    (1,005,000)    (2,380,000)
        (Decrease) increase in accrued liabilities and expenses                               (7,000)       111,000
        Increase (decrease) in receipts in excess of costs on uncompleted wells               70,000       (170,000)
        (Decrease) in accrued and deferred income taxes                                            0        (27,000)
        Increase in deferred income                                                                0         13,000
                                                                                          ----------    -----------
Net cash provided by operating activities                                                  2,264,000      1,179,000
                                                                                          ----------    -----------

INVESTING ACTIVITIES
-----------------------------------------------------------------------------
Purchase of property                                                                      (2,266,000)    (1,302,000)
Proceeds from sale of property                                                               183,000         99,000
Changes in other assets                                                                      (30,000)       (19,000)
                                                                                          ----------    -----------
Net cash (used in) investing activities                                                   (2,113,000)    (1,222,000)
                                                                                          ----------    -----------

FINANCING ACTIVITIES
-----------------------------------------------------------------------------
Proceeds from notes and mortgages payable                                                  6,250,000     11,800,000

Principal payments on notes and mortgages payable                                         (6,624,000)   (12,153,000)
                                                                                          ----------    -----------

Net cash (used in) financing activities                                                     (374,000)      (353,000)
                                                                                          ----------    -----------

(Decrease) in cash and cash equivalents                                                     (223,000)      (396,000)

Cash and cash equivalents at beginning of year                                             1,169,000      1,103,000
                                                                                          ----------    -----------

Cash and cash equivalents at end of period                                                  $946,000       $707,000
                                                                                          ==========    ===========

                              Page 6 of 13 pages.

CLINTON GAS SYSTEMS, INC. AND SUBSIDIARIES
------------------------------------------

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------

ACCOUNTING POLICIES: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be "cash equivalents."


NON-CASH INVESTING AND FINANCING ACTIVITIES: The Company incurred capital lease and other obligations of $74,000 and $85,000, respectively, for the six months ended June 30, 1995 and 1994 in connection with agreements to purchase equipment. Included in accounts payable at December 31, 1994 is an unpaid liability of $623,000 to purchase natural gas and oil properties. Included in accounts payable at June 30, 1994 is an unpaid liability of $600,000 for the purchase of natural gas and oil properties and other equipment.

INTEREST EXPENSE: The Company incurred interest expense and made interest payments as follows:


                              Total Interest           Total Interest
      Period                 Expense Incurred          Payments Made
      ------                 ----------------          -------------
Six months ended
   June 30, 1995                 $763,000                $717,000

Six months ended
   June 30, 1994                 $584,000                $517,000


INCOME TAXES: The Company made income tax payments of $0 and $115,000, respectively, for the six months ended June 30, 1995 and 1994.

                             Page 7 of 13 pages.

CLINTON GAS SYSTEMS, INC. AND SUBSIDIARIES
------------------------------------------

Notes to Interim Financial Statements


     1.) In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly Clinton Gas Systems, Inc.'s financial position as of June 30, 1995, and the results of its operations and changes in cash flow for the six months then ended.


     2.) The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.


                             Page 8 of 13 pages.

                           CLINTON GAS SYSTEMS, INC.
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------

        Effective April 1, 1995 the Company acquired all of the working interest in 17 producing natural gas and oil development wells from an independent producer. The wells are located in Muskingum County, Ohio. The purchase price was $180,000 and included leasehold interests. During the first half of 1995 the Company also participated in the successful completion of 17 exploratory wells. The reserves from the acquisition combined with the exploratory wells will provide future liquidity to the Company.

        The Company's credit facility and cash flow from operations are the major sources of funds to meet its financing requirements. The net cash provided by operating activities was $2,264,000 for the six months ended June 30, 1995 compared to $1,179,000 for the 1994 period. At June 30, 1995 the Company had a $15,000,000 credit arrangement with its two banks and $13,500,000 had been borrowed. The amount owed to banks at August 10, 1995 was $12,600,000. The credit line is reviewed semiannually and the credit is based on estimated net revenues from the Company's proved developed natural gas and oil reserves. The credit agreement contains restrictive and other covenants that relate to the operation of the Company. The Company was in compliance with all restrictions and debt covenants at June 30, 1995.

        The Company's working capital was $1,202,000 at June 30, 1995 compared to $1,556,000 at December 31, 1994. Total current and long term debt decreased slightly to $17,187,000 from $17,488,000 at December 31, 1994. During the third quarter of 1995 the Company sold a real estate property and retired the related mortgage debt of $362,000. The net proceeds from the sale were $580,000, which approximated its book value.

        Capital expenditures were $1,717,000 for the first half of 1995 compared to $1,987,000 for the first half of 1994. In the 1995 period approximately $749,000 was expended for the drilling and equipping of exploratory wells and $213,000 for the acquisition of reserves. The remaining 1995 capital outlays consisted of $755,000 for transportation systems and other expenditures.

         The Company announced at its Annual Shareholders Meeting in June 1995 that it had reached an agreement with Columbia Gas Transmission Corp. to settle its bankruptcy claim against Columbia. The Company estimates that it will realize approximately $5,000,000 of income before tax from the claim, with additional funds to be allocated among certain programs sponsored by the Company. The Bankruptcy Court has authorized Columbia to distribute a reorganization plan ("Plan") to creditors for voting. If the Plan is approved by creditors and confirmed by the Bankruptcy Court, the distribution of claim proceeds could occur as early as late December 1995. However, there may be delays in the approval and claims distribution process.


                             Page 9 of 13 pages.

Results of Operations
---------------------

        Net income for the first half of 1995 improved to $377,000 or $.067 per share compared to $57,000 or $.010 per share in 1994. In the second quarter, net income was $66,000 compared to $221,000 in 1994. Operating income for the six months increased by $644,000 to $1,146,000 in 1995 from $502,000 in 1994.
In the current quarter, operating income decreased to $390,000 from $557,000 in the prior year.

        Natural gas marketing revenues for the six months decreased to $30,272,000 in 1995 from $48,690,000 in 1994. Second quarter revenues decreased to $15,085,000 from $21,988,000 in the prior year. The change in both periods was primarily due to a 22% decrease in volumes sold. Purchases of natural gas also declined to $28,890,000 in 1995 from $47,539,000 in 1994. Costs decreased to $14,547,000 in the second quarter from $21,388,000 in 1994. These decreases were primarily a result of the lower volumes sold. As a result of these changes, the year-to-date operating income from gas marketing activities improved by $231,000 to $1,382,000 in 1995 from $1,151,000 in 1994.
Operating income decreased to $538,000 in the current quarter from $600,000 in 1994. The 1995 second quarter includes operating income of $85,000 from the write off of certain dated accounts payable.

        Revenues from the sale of natural gas and oil production for the first half increased by 26% to $6,864,000 in 1995 from $5,451,000 in 1994. The improvement was due to increased production offset, in part, by lower sales prices. Revenues increased by $1,628,000 as a result of greater production and net decreases in average prices reduced revenues by about $215,000. The weighted average sales price of natural gas decreased to $2.28 per MCF in 1995 from $2.63 in 1994 while the weighted average price of oil improved to $17.23 per barrel in 1995 from $14.96 in 1994. Depreciation, depletion and amortization increased to $2,108,000 for the first half of 1995 compared to $1,605,000 in 1994. Second quarter expense rose to $908,000 from $814,000 in 1994. The increase was due to greater depreciation on exploratory wells combined with higher amortization for older wells. Year-to-date production costs rose to $2,345,000 in 1995 from $2,023,000 in 1994. In the current quarter costs increased to $1,153,000 from $988,000 in 1994. The change in both periods was due to expenses associated with the Company's participation in a greater number of wells. These changes caused year-to-date operating income from natural gas and oil sales to increase by $588,000 to $2,411,000 in 1995 from $1,823,000 in 1994. In the second quarter, operating income decreased to $933,000 from $1,096,000 in 1994.

        Well operating, transportation and other revenue includes well operating and servicing activities, transportation systems and real estate operations. Year-to-date revenues decreased by $85,000 to $1,729,000 in 1995 from $1,814,000 in 1994. The decrease was primarily due to lower transportation income from pipeline systems from reduced usage.

        Other costs include expenses related to operating and managing producing wells, maintenance of transportation systems, real estate operations and support costs for exploratory activities. Costs increased for the first half of 1995 to $2,401,000 from $2,222,000 in 1994. The higher costs were incurred in providing expanded field services to maintain a greater number of wells. Second quarter costs decreased to $969,000 from $1,078,000 in 1994. Exploratory costs decreased by $200,000 primarily due to gains recognized from the sale of interests in prospects, partially offset by higher costs to provide field services to a greater number of wells.

        Revenues from drilling and completion activities for the first half of 1995 increased to $1,392,000 in 1995 from $968,000 in 1994. The related drilling costs increased to $1,820,000 from


                             Page 10 of 13 pages.

$975,000 in 1994. The increase in revenues and costs was due to a greater number of exploratory wells completed in the current year. The Company incurred operating losses of $428,000 in 1995 and $7,000 in 1994 as a result of dry hole costs on exploratory wells. In the current quarter, the operating losses from exploratory dry holes were $200,000 for 1995 and $1,000 for 1994.

        Selling, general, and administrative expenses for the six months decreased by $510,000 to $1,547,000 in 1995 from $2,057,000 in 1994. The 1994 period included a loss provision of $332,000 for an uncollectible account from an industrial natural gas customer. The remaining change was primarily due to $107,000 of lower administrative costs for gas marketing activities and $71,000 of lower expenses in other general and administrative areas. Costs in the current quarter also decreased to $827,000 in 1995 from $962,000 in 1994. Approximately $62,000 of the decrease was due to reduced costs for gas marketing activities, $13,000 in lower professional fees and $60,000 in reduced expenses for other administrative areas.

        Interest expense for the first half of 1995 increased to $745,000 from $573,000 in 1994 due to higher interest rates and greater debt levels. The weighted average interest rate on the Company's credit facility increased to 9.06% in 1995 from 6.57% in 1994. The weighted average debt level also increased to $13,004,000 in 1995 from $12,511,000 in 1994.

        The Company's year-to-date federal income tax expense was $49,000 in 1995 compared to a benefit of $115,000 in 1994. The amounts for both periods include the tax benefit of percentage depletion that is earned by the Company during the year.




                             Page 11 of 13 pages.

                           PART II OTHER INFORMATION
                           -------------------------

                           CLINTON GAS SYSTEMS, INC.
                                AND SUBSIDIARIES


Item 1.         Legal Proceedings.
                        N/A

Item 2.         Changes in Securities.
                        N/A

Item 3.         Defaults Upon Senior Securities.
                        N/A

Item 4.         Submission of Matters to a Vote of Security Holders.

                (a)  The Annual Meeting of Shareholders of the Company
                     (the "Annual Meeting") was held on June 20, 1995. At the close of business on the record date, 5,657,626 common shares were outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting 5,045,824 common shares or 89.19% of the outstanding common shares entitled to vote were represented in person or by proxy.

                (b)  Directors elected at the Annual Meeting:


                                                                 Broker
                         For        Withheld       Abstain      Non-Vote
                         ---        --------       -------      --------
Hal W. Field          5,040,796      3,098            0            0
Michael S. Guy        5,040,796      3,098            0            0
Jerry D. Jordan       5,039,403      4,491            0            0
Donald A. Nay         5,038,866      5,028            0            0
R. L. Richards        5,040,796      3,098            0            0
F. Daniel Ryan        5,039,539      4,355            0            0
Duke W. Thomas        5,040,796      3,098            0            0
R. David Thomas       5,040,235      3,659            0            0

               (c), (d)  Not Applicable.


Item 5.         Other Information.

                No response required.

Item 6.         Exhibits and Reports on Form 8-K.

                (a), (b)  Not Applicable.


                             Page 12 of 13 pages.

                           CLINTON GAS SYSTEMS, INC.
                                AND SUBSIDIARIES




                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CLINTON GAS SYSTEMS, INC.
                                           -------------------------
                                                 (Registrant)





Date:  August 14, 1995                  /s/Jerry D. Jordan
      ----------------                  -------------------------------
                                        Jerry D. Jordan, Chairman of the Board





Date:  August 14, 1995                  /s/Donald A. Nay
      ----------------                  -------------------------------
                                        Donald A. Nay, Vice President,
                                        Treasurer, Chief Financial Officer



                             Page 13 of 13 pages.