Form 10-Q
period 1995-09-30
CLINTON GAS SYSTEMS INC
filed 1995-11-14
CIK 702256

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549


                                  FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarter Ended September 30, 1995


                      Commission File Number    0-10833
                                             -------------

                          CLINTON GAS SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         OHIO                                             31-081395
--------------------------------------------------------------------------------
 (State or other jurisdiction of             (I.R.S. Employer Identificaton No.)
  incorporation or organization)



    4770 Indianola Avenue           Columbus, Ohio               43214
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                               (614)   888-9588
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

    Yes      X                                            No
        -----------                                          -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                 Common Stock - 5,642,143 shares outstanding

                               $ -0- par value


                         Page One of Thirteen pages.
                                     --------
                      Exhibit Index appears on Page 12.
                                                    --

   CLINTON GAS SYSTEMS, INC.
   AND SUBSIDIARIES

   Consolidated Balance Sheets
--------------------------------------------------------------------------------


                                                     September 30,
                                                        1995                              December 31,
ASSETS:                                              (Unaudited)                              1994
------------------------------------               ---------------                      ----------------
CURRENT ASSETS:

 Cash and cash equivalents                            $1,029,000                           $1,169,000
 Receivables                                          11,980,000                           10,140,000
 Prepaid expenses and other                              484,000                            1,141,000
 Deferred income taxes                                   200,000                              486,000
 Costs in excess of billings on uncompleted wells              0                              301,000
                                                   ---------------                      ---------------
TOTAL CURRENT ASSETS                                  13,693,000                           13,237,000
                                                   ---------------                      ---------------

PROPERTY - At Cost:
 Proved natural gas and oil properties               53,993,000                           53,000,000
 Pipeline systems and other                          12,508,000                           12,330,000
 Land, building and improvements                      2,169,000                            2,097,000
 Well and field equipment                             2,736,000                            2,722,000
 Office equipment                                     1,983,000                            1,850,000
                                                   --------------                       --------------
 Total Property                                      73,389,000                           71,999,000

 Accumulated depreciation, depletion
  and amortization                                   40,399,000                           37,207,000
                                                   --------------                       --------------
PROPERTY - NET                                       32,990,000                           34,792,000
                                                   --------------                       --------------

INVESTMENTS IN REAL ESTATE                              612,000                            1,590,000
                                                   --------------                       --------------

OTHER ASSETS                                            565,000                              564,000
                                                   --------------                       --------------
TOTAL ASSETS                                        $47,860,000                          $50,183,000
                                                   ==============                       ==============





                                        Page 2 of 13 pages.

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
--------------------------------------------------------------------------------




                                                       September 30,
                                                           1995                             December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY:                   (Unaudited)                             1994
-------------------------------------                ----------------                     ---------------
CURRENT LIABILITIES:

  Current maturities of long-term debt:
    Notes payable                                        $1,950,000                            $276,000
    Mortgages payable                                        70,000                             106,000
  Accounts payable                                       10,645,000                          10,210,000
  Accrued liabilities and expenses                        1,578,000                           1,089,000
  Receipts in excess of costs on uncompleted wells           45,000                                   0
  Accrued income taxes                                      266,000                                   0
                                                     ----------------                     ---------------
TOTAL CURRENT LIABILITIES                                14,554,000                          11,681,000
                                                     ----------------                     ---------------

LONG-TERM DEBT (Less current maturities):
  Notes payable                                           8,715,000                          15,773,000
  Mortgages payable                                         945,000                           1,333,000
                                                     ----------------                     ---------------
TOTAL LONG-TERM DEBT                                      9,660,000                          17,106,000
                                                     ----------------                     ---------------

DEFERRED INCOME TAXES                                       506,000                             506,000
                                                     ----------------                     ---------------

STOCKHOLDERS' EQUITY:

  Preferred stock, no par value; Authorized -
    2,000,000 shares; Issued and oustanding - none.
  Common stock, $.0833 stated value; Authorized -
    15,000,000 shares; Issued 1995 and 1994 -
    6,175,000 shares                                        514,000                             514,000
  Additional paid-in capital                              7,552,000                           7,552,000
  Retained earnings                                      16,265,000                          13,949,000
                                                     ----------------                     ---------------
TOTAL                                                    24,331,000                          22,015,000

   Less treasury stock of 532,000 and
     517,000 shares, respectively, at cost               (1,191,000)                         (1,125,000)
                                                     ----------------                     ---------------

TOTAL STOCKHOLDERS' EQUITY                               23,140,000                          20,890,000
                                                     ----------------                     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $47,860,000                         $50,183,000
                                                     ================                     ===============





                              Page 3 of 13 pages.

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

Consolidated Statements of Income
For the Quarters Ended September 30, 1995 and 1994  (Unaudited)
--------------------------------------------------------------------------------

                                                        Quarters Ended September 30,

                                                        1995                    1994
                                                  ---------------         ---------------
REVENUE:
  Natural gas marketing                             $14,546,000             $17,826,000
  Natural gas and oil sales                           6,919,000               2,934,000
  Well operating, transportation and other              595,000                 989,000
  Drilling                                            1,075,000                 874,000
                                                  ---------------         ---------------

TOTAL REVENUE                                        23,135,000              22,623,000
                                                  ---------------         ---------------


COSTS AND EXPENSES:
  Natural gas marketing                              13,686,000              17,412,000
  Natural gas and oil production:
    Depreciation, depletion and amortization          1,016,000                 828,000
    Production costs                                  1,133,000               1,139,000
  Other costs and expenses                            2,009,000               1,098,000
  Drilling                                            1,392,000               1,006,000
  Selling, general and administrative expenses        1,060,000                 773,000
                                                  ---------------         ---------------
TOTAL COSTS AND EXPENSES                             20,296,000              22,256,000
                                                  ---------------         ---------------

OPERATING INCOME                                      2,839,000                 367,000

OTHER INCOME (EXPENSE):
  Interest expense                                     (349,000)               (344,000)
  Interest, dividend, and other income                   24,000                   7,000
                                                  ---------------         ---------------

  INCOME BEFORE INCOME TAXES                          2,514,000                  30,000

INCOME TAXES (BENEFIT)                                  575,000                (30,000)
                                                  ---------------         ---------------

NET INCOME                                           $1,939,000                 $60,000
                                                  ===============         ===============

NET INCOME PER COMMON SHARE                              $0.343                  $0.011
                                                  ===============         ===============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                  5,651,000               5,658,000
                                                  ===============         ===============





                             Page 4 of 13 pages.

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

Consolidated Statements of Income
For the Nine Months Ended September 30, 1995 and 1994  (Unaudited)
--------------------------------------------------------------------------------

                                                      Nine Months Ended September 30,

                                                        1995                    1994
                                                  ---------------         ---------------
REVENUE:
  Natural gas marketing                             $44,818,000             $66,516,000
  Natural gas and oil sales                          13,783,000               8,385,000
  Well operating, transportation and other            2,324,000               2,803,000
  Drilling                                            2,467,000               1,842,000
                                                  ---------------         ---------------

TOTAL REVENUE                                        63,392,000              79,546,000
                                                  ---------------         ---------------


COSTS AND EXPENSES:
  Natural gas marketing                              42,576,000              64,951,000
  Natural gas and oil production:
    Depreciation, depletion and amortization          3,124,000               2,433,000
    Production costs                                  3,478,000               3,162,000
  Other costs and expenses                            4,410,000               3,320,000
  Drilling                                            3,212,000               1,981,000
  Selling, general and administrative expenses        2,607,000               2,830,000
                                                  ---------------         ---------------
TOTAL COSTS AND EXPENSES                             59,407,000              78,677,000
                                                  ---------------         ---------------

OPERATING INCOME                                      3,985,000                 869,000

OTHER INCOME (EXPENSE):
  Interest expense                                   (1,094,000)               (917,000)
  Interest, dividend, and other income                   49,000                  20,000
                                                  ---------------         ---------------

INCOME (LOSS) BEFORE INCOME TAXES                     2,940,000                 (28,000)

INCOME TAXES (BENEFIT)                                  624,000                (145,000)
                                                  ---------------         ---------------

NET INCOME                                           $2,316,000                $117,000
                                                  ===============         ===============

NET INCOME PER COMMON SHARE                              $0.410                  $0.021
                                                  ===============         ===============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                  5,655,000               5,658,000
                                                  ===============         ===============







                             Page 5 of 13 pages.

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 1995 and 1994 (Unaudited)
--------------------------------------------------------------------------------

                                                                                            Nine Months Ended September 30,
OPERATING ACTIVITIES                                                                           1995               1994
----------------------------------------------------------------------                    --------------     --------------
Net income (loss)                                                                           $2,316,000           $117,000

Adjustments to reconcile net income (loss) to cash provided by operating activities:
    Depreciation, depletion, and amortization                                                4,152,000          3,167,000
    Provision (benefit) for deferred income taxes                                              286,000           (217,000)
    Loss from disposition of property and investments                                          207,000              7,000

Change in operating assets and liabilities:
    (Increase) decrease in receivables                                                      (1,840,000)         4,178,000
    Decrease (increase) in prepaid expenses and other current assets                           657,000           (464,000)
    Decrease in costs in excess of billings on uncompleted wells                               301,000                  0
    Increase (decrease) in accounts payable                                                  1,058,000         (3,450,000)
    Increase in accrued liabilities and expenses                                               489,000             66,000
    Increase (decrease) in receipts in excess of costs on uncompleted wells                     45,000           (474,000)
    Increase (decrease) in accrued and deferred income taxes                                   266,000            (57,000)
    Increase in deferred income                                                                      0             17,000
                                                                                          --------------     --------------
Net cash provided by operating activities                                                    7,937,000          2,890,000
                                                                                          --------------     --------------

INVESTING ACTIVITIES
----------------------------------------------------------------------
Purchase of property                                                                        (3,152,000)        (2,850,000)
Proceeds from sale of property                                                               1,054,000            135,000
Changes in other assets                                                                        (25,000)           (11,000)
                                                                                          --------------     --------------
Net cash (used in) investing activities                                                     (2,123,000)        (2,726,000)
                                                                                          --------------     --------------

FINANCING ACTIVITIES
----------------------------------------------------------------------
Proceeds from notes and mortgages payable                                                   10,215,000         15,400,000
Principal payments on notes and mortgages payable                                          (16,102,000)       (15,804,000)
Purchase of Treasury Stock                                                                     (67,000)                 0
                                                                                          --------------     --------------
Net cash (used in) financing activities                                                     (5,954,000)          (404,000)
                                                                                          --------------     --------------
(Decrease) in cash and cash equivalents                                                       (140,000)          (240,000)
Cash and cash equivalents at beginning of year                                               1,169,000          1,103,000
                                                                                          --------------     --------------
Cash and cash equivalents at end of period                                                  $1,029,000           $863,000
                                                                                          ==============     ==============





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


NON-CASH INVESTING AND FINANCING ACTIVITIES : The Company incurred capital lease and other obligations of $80,000 and $150,000, respectively, for the nine months ended September 30, 1995 and 1994 in connection with agreements to purchase equipment. Included in accounts payable at December 31, 1994 is an unpaid liability of $623,000 to purchase natural gas and oil properties.

INTEREST EXPENSE : The Company incurred interest expense and made interest payments as follows:

                                            Total Interest                    Total Interest
          Period                           Expense Incurred                   Payments Made
     ----------------                      ----------------                   -------------
Nine months ended
   September 30, 1995                        $1,114,000                          $915,000

Nine months ended
   September 30, 1994                          $936,000                          $826,000


INCOME TAXES : The Company made income tax payments of $0 and $135,000, respectively, for the nine months ended September 30, 1995 and 1994.





                             Page 7 of 13 pages.

CLINTON GAS SYSTEMS, INC. AND SUBSIDIARIES
------------------------------------------


Notes to Interim Financial Statements


         1.) In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly Clinton Gas Systems, Inc.'s financial position as of September 30, 1995, and the results of its operations and changes in cash flow for the nine months then ended.


         2.) The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.





                             Page 8 of 13 pages.

                          CLINTON GAS SYSTEMS, INC.
                               AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------
         In the third quarter of 1995 the Company received $4,186,000 from the sale of its producer's contract rejection claim in the bankruptcy of Columbia Gas Transmission Corp. ("Columbia"). The proceeds were used to reduce the Company's bank debt. The Company has additional claims in the bankruptcy which were not sold. The total of the additional claims is approximately 10% to 12% of the claims that were sold. If the Plan of Reorganization of Columbia is approved by creditors and confirmed by the Bankruptcy Court, the payment for these claims should occur late in 1995 or in the first quarter of 1996.

         During 1995 the Company has participated in the successful completion of 29 exploratory wells. The wells are in projects sponsored by the Company or outside industry partners. The reserves from the exploratory discoveries combined with reserve acquisitions will provide liquidity to the Company from the future sale of natural gas and oil production.

         The Company's bank credit facility and cash flow from operations are the major sources of funds to meet its financing requirements. The net cash provided by operating activities was $7,937,000 for the nine months ended June 30, 1995 compared to $2,890,000 for the 1994 period. At September 30, 1995 the Company had a $15,000,000 credit arrangement with its two banks and $8,400,000 had been borrowed. The amount owed to banks at November 9, 1995 was $9,500,000. The credit line is reviewed semiannually and the credit is based on estimated net revenues from the Company's proved developed natural gas and oil reserves. The credit agreement contains restrictive and other covenants that relate to the operations of the Company. The Company was in compliance with all restrictions and debt covenants at September 30, 1995.

         The Company's current ratio of working capital decreased to .94 to
1.00 at September 30, 1995 from 1.13 to 1.00 at December 31, 1995. The decrease was due to the reclassification of $1,680,000 of debt on the credit facility to current from long term.

         Capital expenditures were $2,609,000 for the first nine months of 1995 compared to $3,000,000 for the similar period in 1994. In 1995 approximately $1,433,000 has been expended for the drilling and equipping of exploratory wells and $214,000 for the acquisition of reserves. The remaining 1995 capital outlays consist of $962,000 for transportation systems and other expenditures. During the third quarter of 1995 the Company purchased approximately 15,000 shares of its common stock for $66,000. At September 30, 1995 the Company's treasury stock consists of 532,000 shares at a cost of $1,191,000 or $2.24 per share.





                             Page 9 of 13 pages.

Results of Operations
---------------------
         Net income for the nine months was $2,316,000 or $.41 per share compared to $117,000 or $.02 per share in 1994. In the third quarter, net income improved to $1,939,000 compared to $60,000 in 1994. 1995 includes the settlement and subsequent sale of the Company's bankruptcy claim against Columbia. Operating income for the nine months also rose to $3,985,000 in 1995 from $869,000 in 1994.

         Revenues from natural gas marketing for the nine months decreased to $44,818,000 in 1995 from $66,516,000 in 1994. The change was due to a 17%
decrease in volumes sold, combined with an 18% decrease in the average price of natural gas sold. For the third quarter, revenues decreased to $14,546,000 in 1995 from $17,826,000 in 1994, primarily from lower average prices. Year-to-date purchases of natural gas declined to $42,576,000 in 1995 from $64,951,000 in 1994 as a result of the lower volumes purchased combined with a 21% decrease in the average price paid for natural gas supplies. Costs decreased to $13,686,000 in the third quarter from $17,412,000 in 1994 due to lower supply prices. As a result of these factors, the year-to-date operating income from gas marketing activities improved by $677,000 to $2,242,000 in 1995 from $1,565,000 in 1994. In the current quarter, operating income increased to $860,000 from $414,000 in 1994.

         Natural gas and oil production revenues for the nine months increased by $5,398,000 to $13,783,000 in 1995 from $8,385,000 in 1994. 1995 includes
$4,186,000 related to the Company's settlement and subsequent sale of its bankruptcy claim against Columbia. The remaining change in year-to-date revenues was due to increased production, offset, in part by lower sales prices. Revenues increased by $1,788,000 as a result of greater production and net decreases in average prices reduced revenues by $576,000. The weighted average sales price of natural gas decreased to $2.24 per MCF in 1995 from $2.58 in 1994. The average price of oil improved to $16.76 in 1995 from $15.83 in 1994. For the third quarter of 1995, revenues increased by $3,985,000 to $6,919,000 from $2,934,000 in 1994. The 1995 quarter includes the sale of the settlement from Columbia. The remaining change in revenues was primarily due to lower prices for natural gas. Depreciation, depletion and amortization of natural gas and oil properties increased to $3,124,000 in 1995 from $2,433,000 in the prior year. Third quarter expenses rose to $1,016,000 from $828,000 in 1994. The increase was due to greater amortization for exploratory wells combined with higher amortization for older wells. Production costs for the nine months increased by 10% to $3,478,000 in 1995 from $3,162,000 due to the Company's participation in a greater number of wells. The year-to-date operating income from natural gas and oil sales increased to $7,181,000 in 1995 from $2,790,000 in 1994. For the third quarter, operating income improved to $4,770,000 compared to $967,000 in 1994.

         Well operating, transportation and other revenue includes well operating and servicing activities, transportation systems and real estate operations. Year-to-date revenues decreased by $479,000 to $2,324,000 in 1995 from $2,803,000 in 1994. 1995 includes a loss of $187,000 from the sale of the Company's interest in sixty oil and gas wells in the third quarter of 1995.
The remaining change was primarily due to lower transportation income of $100,000 from reduced usage on pipeline systems and lower billings of field and pumping services of $192,000.





                             Page 10 of 13 pages.

In the third quarter of 1995, revenues decreased to $595,000 from $989,000 in 1994. The change was due to the $187,000 loss incurred from the sale of the wells explained above combined with reduced billings of operating fees to uneconomic wells.

         Other costs include expenses related to operating and managing producing wells, maintenance of transportation systems, real estate operations and support costs for exploratory activities. Costs for the nine months increased to $4,410,000 in 1995 from $3,320,000 in 1994. Approximately, $760,000 of the increase was due to greater seismic expenditures and personnel costs related to the Company's exploratory activities. The remaining increase was due to higher costs in providing field services to wells. Third quarter costs increased to $2,009,000 from $1,098,000 in 1994. Exploratory costs increased by $738,000 due to greater seismic expense in the current quarter and lower gains from the sale of interests in exploratory prospects. The remaining change was due to higher personnel costs of maintaining wells.

         Revenues from drilling and completion activities for the nine months increased to $2,467,000 in 1995 from $1,842,000 in 1994. Related drilling costs rose to $3,212,000 from $1,981,000 in 1994. The increase in revenues and costs was due to a greater number of exploratory wells drilled in 1995. The Company incurred operating losses of $745,000 in 1995 and $139,000 in 1994 as a result of dry hole costs on exploratory wells. In the current quarter, the losses from exploratory dry holes were $317,000 for 1995 and $132,000 for 1994.

         Selling, general and administrative expenses for the nine months decreased by $223,000 to $2,607,000 in 1995 from $2,830,000 in 1994. 1994 included an uncollectible account of $332,000 from an industrial gas customer. The remaining change was due to higher personnel costs of $260,000, partially offset by $68,000 of lower costs for gas marketing activities and $83,000 in reduced expenses for other administrative areas. Costs in the third quarter increased to $1,060,000 from $773,000 in the 1994 quarter primarily from higher personnel costs.

         Year-to-date interest expense increased by $177,000 to $1,094,000 in 1995 from $917,000 in 1994 due to higher interest rates, partially offset by lower debt levels. The weighted average interest rate on the Company's credit facility increased to 8.97% from 6.96% in 1994. The weighted average debt level decreased to $12,623,000 in 1995 from $12,858,000 in 1994.

         The Company's year-to-date federal income tax expense was $624,000 in 1995 compared to a benefit of $145,000 in 1994. The amounts for both periods include the tax benefit of percentage depletion that is earned by the Company during the year.





                             Page 11 of 13 pages.

                          PART II OTHER INFORMATION
                          -------------------------
                          CLINTON GAS SYSTEMS, INC.
                               AND SUBSIDIARIES


Item 1.      Legal Proceedings.
-------------------------------
                 N/A


Item 2.      Changes in Securities.
-----------------------------------
                 N/A


Item 3.      Defaults Upon Senior Securities.
---------------------------------------------
                 N/A


Item 4.      Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------------
                 N/A


Item 5.      Other Information.
-------------------------------
                 N/A


Item 6.      Exhibits and Reports on Form 8-K.
----------------------------------------------
                 N/A





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


                                                     CLINTON GAS SYSTEMS, INC.
                                                     -------------------------
                                                            (Registrant)





Date: ____________________           ______________________________________
                                     Jerry D. Jordan, Chairman of the Board




Date: ____________________           ______________________________________
                                     Donald A. Nay, Vice President, Treasurer,
                                     Chief Financial Officer





                             Page 13 of 13 pages.