Form 10-K
period 1995-12-31
CLINTON GAS SYSTEMS INC
filed 1996-03-29
CIK 702256

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

        For the year ended DECEMBER 31, 1995

                         Commission file number 0-10833

                            CLINTON GAS SYSTEMS, INC.
             (Exact name of registrant as specified on its charter)

             OHIO                                        31-0813959
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

         4770 INDIANOLA AVENUE, P. O. BOX 14981, COLUMBUS, OH 43214-0981
           (Address of principal executive offices including zip code)

                                 (614) 888-9588
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class           Name of each exchange on which registered
          NONE                                      NONE

           Securities registered pursuant to section 12(g) of the Act:
                           COMMON SHARES, NO PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  /X/ YES                   / / NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                      / /


The aggregate market value of Common Stock, no par value per share, held by non-affiliates BASED UPON THE CLOSING SALE PRICE, AS REPORTED ON THE NASDAQ STOCK MARKET, ON MARCH 20, 1996, WAS $17,146,876.

Number of Common Shares, no par value, outstanding at March 20, 1996:
5,642,143.

                       DOCUMENTS INCORPORATED BY REFERENCE

            DOCUMENT                                   INCORPORATED AS TO
      Proxy Statement for the                 Part III, Items 10, 11, 12 and 13.
1996 Annual Meeting of Shareholders

                               Page 1 of 51 Pages

                       Exhibit Index appears on Page 40.

                      (This page intentionally left blank.)

                               Page 2 of 51 Pages

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

Clinton Gas Systems, Inc. (the "Registrant") was incorporated in the State of Ohio in January, 1972. Registrant's largest operating subsidiary, The Clinton Oil Company, was incorporated in 1946. Registrant and its subsidiaries are primarily engaged in the business of natural gas and oil exploration, development, production, acquisition of reserves and the management and marketing of natural gas.

The Company has five (5) wholly-owned subsidiaries as follows: The Clinton Oil Company ("Clinton Oil"); Clinton Gas Marketing, Inc. ("CGM"), CGAS Investment Corp.; CGAS Services Corporation; and The Leader Corporation (inactive). The Clinton Oil Company has one wholly-owned subsidiary, Eagle Mountain Energy Corporation. CGAS Services Corporation has six (6) wholly-owned subsidiaries as follows: CGAS Securities, Inc.; Clinton Nominee Corporation; Haulco, Inc.; Metertech, Inc.; Ohio Gasportation, Inc.; and LDC Securities, Inc.

The Company's natural gas and oil business is conducted principally through its direct subsidiaries, Clinton Oil and CGM. CGAS Services Corporation and its subsidiaries support the activities of Clinton Oil and CGM.

The Registrant announced on February 14, 1996 that it was engaged in discussions regarding the possible sale of the Company and that the other party had been granted an exclusive period of 45 days to conduct a review. On March 20, 1996 the Registrant agreed to an extension of the exclusivity period to April 11, 1996. No sale agreement has been negotiated and no sales price has been determined. The Registrant cannot predict when or whether such agreements will be reached.

NATURAL GAS AND OIL ACTIVITIES

GENERAL. The Company's business consists primarily of exploration, development, production, acquisition and marketing of natural gas and oil.

Since 1990 the Company has emphasized exploration activities, primarily in Ohio. In its exploration the Company normally retains or acquires up to 50% of the working interest in wells sponsored by Clinton, as Operator. In addition, the Company acquires interests in wells sponsored by other oil and gas operators. Those interests have normally ranged from 1% to 25% in size. In both cases other oil and gas companies typically provide the rest of the funds necessary for the exploratory activities.

The exploratory emphasis constitutes a significant change in the Company's business plan from years prior to 1990 when the Company was engaged almost exclusively in development well drilling. While the exploratory activity involves greater risk of unproductive wells, the Company believes that there is also increased potential for developing larger gas and oil reserves with the exploratory wells.

Most of the Company's recent exploratory wells have been drilled to the "Rose Run, Trempealeau and Beekmantown" formations in central and eastern Ohio. Between 1991 and March 1996 the Company's exploratory results are as follows:

         Company Operated Wells Drilled                        76
                  Productive Wells                             54

         Interests in Wells Drilled by Other Operators        107
                  Productive Wells                             65

The totals include eight exploratory wells drilled in 1996 of which seven were successful. Of the 119 productive wells drilled during the period from 1991 through March 1996, approximately 33% have already returned production income in an amount in excess of their respective drilling and completion costs.

                               Page 3 of 51 Pages

Prior to 1990, with the exception of the Company's natural gas marketing activities, the Company's natural gas and oil activities were primarily conducted in connection with development well drilling programs which the Company sponsored, and which involved the sale of working interest or limited partnership interests to third parties.

In its natural gas marketing activities, the Company provides technical support services for industrial consumers normally for a set fee per unit, and, in addition, buys and resells natural gas, receiving a gross margin or spread equal to the difference between the purchase price and the resale price of such natural gas. Through its knowledge of the industry and contacts with industry personnel, the Company identifies customers wishing to purchase natural gas, contracts for the sale of natural gas to the customers and for the purchase of natural gas from suppliers, and finally arranges for transmission of the natural gas to the customers over pipeline systems owned by others. The Company also provides natural gas management services for industrial customers which include custom designed plans to evaluate, schedule and manage natural gas supplies.

NATURAL GAS AND OIL EXPLORATION AND DEVELOPMENT

DRILLING OF WELLS. The following table summarizes, for the periods indicated, the results of drilling activity for the wells which the Company contracted to drill or in which it owns an interest. All wells are located in Ohio, except three exploratory wells in Louisiana in 1995 in which the Company's interest was 4.2%.

                                          Total Wells                   Productive Wells                    Dry Holes
--------------------------------------------------------------------------------------------------- --------------------------
                                     Gross            Net            Gross            Net             Gross            Net
                                   ----------      ----------      ----------      ----------       ---------       ----------
DEVELOPMENTAL WELLS
     1995......................         3             1.42            2               1.16             1                .26
     1994......................         8             2.28            8               2.28             0               0
     1993......................         2              .32            1                .11             1                .21
     1992......................         3             1.83            3               1.83             0               0
     1991......................         6             3.60            6               3.60             0               0

EXPLORATORY WELLS
     1995......................        48            10.20           28               7.01            20               3.19
     1994......................        52             8.49           34               5.23            18               3.26
     1993......................        47             7.77           33               5.70            14               2.07
     1992......................        16             1.87           11               1.22             5                .65
     1991......................        12             2.13            6                .93             6               1.20

OPERATION OF WELLS. The Company serves as operator for the wells in the drilling programs it has sponsored and, to a limited extent, also for wells owned by third parties. Where possible, the Company also attempts to serve as operator for any producing properties it acquires and for its exploration projects. As operator, the Company is responsible for operating, pumping and maintaining the well, preparing and verifying all production records, contracting for natural gas and oil sales, distributing proceeds and production information to investors, complying with federal and state regulations and managing other administrative matters. The Company charges a fee for its services as operator.

                               Page 4 of 51 Pages

SALE OF COMPANY'S NATURAL GAS AND OIL PRODUCTION. The following table sets forth, for the periods indicated, the approximate net natural gas and oil production attributable to the revenue interests of the Company, average prices received per unit, average production costs per dollar of natural gas and oil sales and gross revenues from natural gas and oil production:

                                                                                  Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------
                                                                    1995                   1994                   1993
-----------------------------------------------------------------------------------------------------------------------
NATURAL GAS
     Deliveries (Mcf).....................................       4,663,000              3,370,000              3,090,000
     Average Sales Price (Per Mcf) .......................           $2.20                  $2.51                  $2.49
OIL
     Production (Bbls)....................................         210,000                167,000                134,000
     Average Sales Price (Per Bbl) .......................          $16.76                 $15.91                 $17.74
Average Production Costs per Dollar of Natural

     Gas and Oil Sales....................................           $0.40                  $0.39                  $0.36
Gross Revenues from Gas and Oil Production................     $18,690,000(1)         $11,257,000            $10,447,000

(1) Includes $4,666,000 from the settlement of the Registrant's claims in the bankruptcy of Columbia Gas Transmission Corp.

For the year ended December 31, 1995, the Company sold approximately 47% of its natural gas production through CGM, a subsidiary of the Company engaged in the business of natural gas marketing. See "Natural Gas Marketing Activities" below. The balance of the Company's natural gas production was sold to approximately 6 purchasers, consisting of natural gas marketing companies, utilities and interstate and intrastate pipeline companies.

During the year ended December 31, 1995, the Company sold its crude oil production to 3 purchasers. The typical sale contract for the Company's oil production is terminable by either party upon thirty (30) days' prior written notice. The price paid to the Company for its oil production is the price posted by the purchaser for the specific grade oil on the date the oil is taken. In addition, the Company receives a premium ranging from $.40 to $.80 per barrel for full load shipments.

The Company does not believe that it is dependent on any of the purchasers of its natural gas and oil production, the loss of which would have material adverse effect on its business.

The price of natural gas and crude oil decreased significantly from 1982 to 1992. There was an over supply of natural gas during that period. Beginning in 1992 through the summer of 1994, natural gas prices improved. But the market price of gas decreased in the fall of 1994 through 1995. The severe winter weather in the Midwest and Northeast sections of the U.S. from November 1995 through March 1996 has led to natural gas supply and deliverability problems which caused the cash prices for natural gas to increase substantially. The NYMEX futures market has reflected the situation and futures contract prices through November 1996 are substantially higher than those for the corresponding months of 1995. If the natural gas price market continues at current levels the Company anticipates that the average prices it may realize in 1996 may be 10% to 15% higher than the 1995 averages. Crude oil prices have fluctuated in recent years and generally decreased from 1992 through 1994. The average price realized by the Company in 1995 was $16.76 per barrel, which is about 5% above the average 1994 price. The posted price on March 22, 1996 was $19.00 per barrel. The price of crude oil is influenced by local market conditions as well as national and worldwide market and economic conditions.

                               Page 5 of 51 Pages

NATURAL GAS MARKETING ACTIVITIES. The Company's natural gas marketing activities are conducted principally through its subsidiary CGM and consist of providing technical support and gas management services for industrial consumers, locating competitively priced supplies of natural gas and negotiating natural gas purchase contracts with these suppliers. CGM acquires its supplies from Clinton Oil and its programs, other independent natural gas producers, major natural gas companies, intrastate and interstate marketing companies and other sources. CGM sells these natural gas supplies to industrial and commercial end-users, interstate or intrastate pipeline companies, other natural gas marketers, and local distribution companies. CGM coordinates all arrangements for the transmission of natural gas from the suppliers to the customers including arranging for transmission of the natural gas and the handling of billing and accounting matters.

CGM also offers complete natural gas technical support and management services. The available services include assistance in transportation arrangements (including capacity release), contract negotiations, contract administration, government approvals and consumption monitoring. After supply arrangements are completed, CGM administers natural gas scheduling, billing audits and payment, and provides long-term planning services.

Under the provisions of many of its natural gas contracts, CGM agrees to exercise its best efforts to purchase or sell the natural gas. CGM's purchase and sales contracts may have durations as short as thirty days, or as long as three years or for the life of the reserves dedicated to the contract. CGM may contract to purchase a specified volume of natural gas, subject to production variances, or to purchase all of the natural gas available for delivery from specified wells. CGM's contracts are usually written to accommodate changing natural gas prices consistent with industry practice. Except for the short-term contracts, upon the occurrence of a change in market prices (usually determined by reference to a change in an identified index price) the parties have the right (in some cases) to revise prices. If the parties are unable to agree on a new price, then either party may have the right to cancel the contract. Despite the right to cancel a contract or to renegotiate the price, the parties may nonetheless continue to observe the terms of a contract if the circumstances warrant.

CGM purchases natural gas from producers and other suppliers which typically can sell their natural gas to other purchasers. By offering competitive prices and/or more favorable terms, CGM can sometimes outbid other purchasers. However, the supply of natural gas available for purchase by CGM is affected by a number of factors. Among these are the drilling of new wells, the ability of wells to deliver natural gas at pipeline quality, quantity and pressure, and the life of the wells. The availability of new natural gas is dependent on market demand for natural gas and the price which producers expect to receive for their supplies.

The marketing activities of CGM require an adequate supply of competitively-priced natural gas. The supply of natural gas is affected by a number of factors, including the price of and demand for natural gas, the success and cost of exploration and the effect of existing and future regulations. There has been an oversupply of natural gas and the Company believes that the resulting low natural gas and oil prices have significantly reduced the exploration and development for new natural gas reserves.

Business in the natural gas industry is both temperature sensitive and cyclical. Since space heating is the largest use for natural gas, demand for the natural gas is higher during years with long, cold winters. The second largest use of natural gas is for feedstock and fuel consumption in manufacturing. Thus, the market for natural gas has tended to increase in years when industrial activity is expanding.

During 1995, CGM purchased natural gas from approximately 162 producers and suppliers, not including the drilling programs it has sponsored. The Company does not believe that CGM is dependent on any single supplier, the loss of which would have a material adverse effect on its business.

During 1995, CGM sold natural gas to approximately 175 accounts, including a variety of commercial and industrial end-users, interstate and intrastate pipelines, other gas marketers and local distribution companies. During the year ended December 31, 1995, the largest customer (in terms of gross revenues received from the sale

                               Page 6 of 51 Pages
of natural gas and services provided) was The Timken Company ("Timken"). Revenues from Timken during the year aggregated approximately $13 million.

REAL ESTATE INVESTMENTS

The Company has pursued a strategy in recent years of selling its real estate properties with the objective of using the proceeds to reduce debt and augment working capital. During 1995 three properties were sold and the only remaining property owned by the Company, other than its home office building, is a fast food restaurant building in Cleveland, Ohio with a book value of $99,000 at December 31, 1995.

EMPLOYEES

At December 31, 1995 the Company had 146 employees. The Company has never had a work stoppage and management believes that the relationship with its employees is good.

COMPETITION

NATURAL GAS AND OIL PROPERTIES AND PRODUCTION. The natural gas and oil industry is highly competitive in all its phases. Competition is particularly intense with respect to the acquisition of desirable exploratory projects, producing properties and the sale of natural gas and oil production. The competitors of the Company in natural gas and oil property acquisition, drilling, development and production include the major oil companies, in addition to numerous independent oil and gas companies, individual proprietors and investment programs. Many of these competitors possess and employ financial and personnel resources substantially in excess of those available to the Company. The Company's competitors may be willing to pay greater amounts for desirable leases and to define, evaluate, bid for and purchase a greater number of potential producing prospects than the financial or personnel resources of the Company will permit. The ability of the Company to acquire and discover natural gas and oil reserves in the future will be dependent on its ability to select and acquire suitable producing properties and prospects for future drilling in competition with these entities. Competition for investment capital for drilling programs is intense.

NATURAL GAS MARKETING. Natural gas marketing is a highly competitive business. The Company serves and sells natural gas to customers who can purchase natural gas from other suppliers. The Company competes with traditional regulated distribution companies as well as an increasing number of natural gas producers, marketers and brokers for the business of buying and selling natural gas. Other entities, including unregulated affiliates of regulated pipeline companies attempting to arrange direct sales of their own, have created natural gas marketing companies which also compete with the Company. To compete effectively, the Company must often offer more attractive prices, terms or services than its competitors.

Natural gas also competes with other types of fuel. The possibility of existing natural gas users switching to alternate fuels increases as the price of natural gas increases relative to the price of alternate fuels. For example, if the price of heating oil were to decline relative to the price of natural gas for a significant period, it is likely that some natural gas users would switch to heating oil, which would decrease the demand for natural gas. Consumption in the natural gas industry is also seasonal, with demand higher for winter heating and summer cooling.

REGULATION

GENERAL. Domestic exploration, development, production, and marketing of natural gas and oil are regulated by federal and state governmental agencies. Statutes generally covering land, water and road use, as well as statutes specifically covering the drilling and transport of natural gas and oil increase the cost of the production and sale of natural gas and oil. In addition, numerous governmental agencies, both federal and state, are authorized to issue

                               Page 7 of 51 Pages
regulations which can be difficult and costly to comply with, and which carry substantial penalties for failure to comply. The regulatory burden on the oil and natural gas industry increases the cost of doing business and consequently affects the industry's profitability.

NATURAL GAS REGULATION BY THE FEDERAL GOVERNMENT. Federal regulation of interstate transportation of natural gas has historically had a significant effect on the natural gas marketing activities of the Company and its competitors. In recent years these activities have been largely deregulated, but these activities are still affected by the Federal Energy Regulatory Commission ("FERC") rules and orders issued pursuant to the Natural Gas Act ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"). In general, both of these acts authorize the FERC to regulate certain activities of companies engaged in the sale and transport of natural gas. Most of the price ceilings established by the NGPA have been abolished and many categories of natural gas have been deregulated. The Company must comply with the price ceilings for the very limited volume of gas still subject to the price ceilings, if any.

The natural gas industry has undergone significant change because of the implementation in 1993 by FERC of "Order 636". The Order directly affects the natural gas pipeline companies regulated by FERC, primarily with regard to natural gas transportation services provided by those companies. Because of Order 636, most of those pipeline companies are no longer directly acting as gas suppliers to the natural gas distribution companies serving gas consumers to the United States. Due to these changes, local distribution companies now negotiate for the purchase of their natural gas requirements from producers, natural gas marketers, and others.

CRUDE OIL REGULATION BY THE FEDERAL GOVERNMENT. Crude oil is no longer subject to federal price and allocation controls.

STATE REGULATION. State statutes and regulations require drilling permits, drilling bonds and operation reports. Many states, including Ohio where most of the wells of the Company are located, also have statutes and regulations governing conservation matters, including the spacing of natural gas and oil wells and the unitization or pooling of natural gas and oil properties. Certain states, but not Ohio, by statute or regulation also restrict production to the market demand for natural gas and oil or establish maximum rates of production. Such states and regulations may limit the rate at which natural gas and oil could otherwise be produced from properties. Certain states, but not Ohio, also have enacted statutes prescribing ceiling prices for natural gas sold within the state.

ENVIRONMENTAL REGULATION. The Company's operations are subject to numerous statutes and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection, including regulations establishing requirements for the disposal of brine, a substance produced during the production of wells. These statutes and regulations may require the acquisition of a permit before drilling commences, prohibit drilling activities on certain lands lying within wilderness and other protected areas and impose substantial liabilities for pollution resulting from drilling and production operations. In addition, environmental regulations require restoration of the drilling site at the end of production.

PROPOSED REGULATIONS. A number of proposals are being considered in Congress and in federal agencies and in state legislatures and agencies which, if enacted, could significantly and adversely affect the natural gas and oil industry. Such proposals may involve, among other things, the imposition of environmental measures, land use controls (such as prohibiting drilling activities on certain federal and state lands in roadless wilderness areas) and other measures. At the present time, it is impossible to predict what proposals, if any, will actually be enacted and what effect, if any, such proposals will have on the operations of the Company.

                               Page 8 of 51 Pages

ITEM 2.  PROPERTIES

NATURAL GAS AND OIL PROPERTIES

In addition to properties acquired by purchase, most of the Company's new properties have resulted from the Company's exploratory drilling program, described in Item 1. under Natural Gas and Oil Activities. These properties primarily involve wells which produce from the Rose Run, Trempealeau and Beekmantown formations. In general, the wells producing from these formations have been significantly more productive than the productive wells drilled in the Company's previous development well drilling programs.

Because of the Company's emphasis on development drilling prior to 1990, most of the Company's producing wells produce from the Clinton and Berea geologic formations in eastern Ohio. These are natural gas and oil bearing sandstone geological formations which underlie a large section of the eastern region of Ohio in varying thicknesses at depths ranging from 900 to 6,200 feet. These wells are normally characterized by low production and long lives.

PRODUCING WELLS AND DEVELOPED AND UNDEVELOPED LEASEHOLD ACREAGE. For purposes of this Report, developed acreage refers to leasehold acreage on which a well has been drilled and undeveloped acreage refers to leasehold acreage on which a well has not been drilled but which is available for drilling. The number of gross acres or wells refers to the number of acres or wells in which the Company owns a revenue interest (including a working interest, royalty interest and/or an overriding royalty interest) and the number of net acres or wells refers to the sum of the fractional revenue interests owned by the Company in the gross acres or wells. Substantially all of the wells in which the Company owns a revenue interest are combination wells in that they produce natural gas and oil and, although a well may produce predominantly natural gas or oil, no such differentiation has been made for purposes of this Report. For purposes of this Report, a well is considered to be commercially productive if it appeared to justify installation of production equipment for the production of natural gas or oil, at the time it was drilled. The fact that a well is classified as productive does not necessarily mean that it will produce sufficient natural gas or oil to return the costs of drilling and production. A well is considered to be a dry hole if it was determined to be incapable of commercial production, at the time it was drilled.

The following table summarizes the producing wells and the developed and undeveloped leasehold acreage in which the Company owned a revenue interest at December 31, 1995:

                                         PRODUCING WELLS              Developed Acreage             Undeveloped Acreage
                                    --------------------------    --------------------------     --------------------------
                                       GROSS          Net            Gross           Net            Gross          Net
                                    -----------   ------------    -----------    -----------     -----------   ------------
OHIO:  COUNTY
-------------------------------
Ashtabula......................             260            243         12,293         11,602          36,980         24,757
Athens.........................               6              4            240            151             207            181
Belmont........................               2              1             52             39               0              0
Carroll........................               2              2             80             79             104             91
Columbiana.....................             182            116          9,431          6,196           3,258          2,851
Coshocton......................              72             25          2,686            852           1,181            714
Defiance.......................               0              0              0              0             150             98
Delaware.......................               2              1             60             23           6,687          4,875
Fairfield......................               1              0             51             13           3,304          2,891
Franklin.......................               0              0              0              0              76             67
Geauga.........................             233            211          6,995          6,209           6,198          4,815
Guernsey.......................              43             31          1,868          1,302           5,291          4,629
Harrison.......................              17             16            796            737             676            592
Henry..........................               0              0              0              0             155            102
Hocking........................               9              1            778            145          11,018          9,640


                               Page 9 of 51 Pages

                                         PRODUCING WELLS              Developed Acreage             Undeveloped Acreage
                                    --------------------------    --------------------------     --------------------------
                                       GROSS          Net            Gross           Net            Gross          Net
                                    -----------   ------------    -----------    -----------     -----------   ------------
Holmes.........................              11              0            488             20             665            582
Knox...........................               3              3            152            152           1,139            899
Lake...........................               7              6            690            666           3,339          2,921
Lawrence.......................               2              2             80             80             237            207
Licking........................              31             19          1,316            653          55,945         26,436
Madison........................               0              0              0              0             149            130
Mahoning.......................             111             99          6,314          5,668           2,101          1,838
Medina.........................              18             14            433            286           3,545          1,998
Meigs..........................               3              3            221            221             185            162
Morgan.........................             145             98          4,957          3,215           7,030          6,152
Morrow.........................               3              1            419            101          10,017          6,425
Muskingum......................             314            257         12,873         10,326          19,143         14,226
Noble..........................              85             72          4,147          3,470           2,608          2,282
Perry..........................              12             12            571            561             636            556
Pickaway.......................               1              0             20              5           7,498          3,940
Portage........................             176            145          8,168          6,713           8,413          6,727
Richland.......................               3              1            160             29           2,050          1,545
Ross...........................               0              0              0              0          11,669         10,210
Shelby.........................               3              1            120             57               0              0
Stark..........................              92             78          4,284          3,634           2,383          2,085
Summit.........................              38             36          1,554          1,494              19             17
Trumbull.......................              27             25          1,410          1,335           2,745          2,376
Tuscarawas.....................              77             59          4,415          3,090           2,117          1,852
Vinton.........................               0              0              0              0             335            293
Washington.....................              81             71          3,489          3,004           2,648          2,317
Wayne..........................              53             30          1,555            724          11,692          6,935
                                    -----------   ------------    -----------    -----------     -----------   ------------
OHIO TOTALS....................           2,125          1,683         93,166         72,852         233,593        159,414

Illinois.......................               3              1              0              0               0              0
Indiana........................               1              0             40              4               0              0
Kentucky.......................               1              0             40              2               0              0
Louisiana......................              27              0          1,080             14               0              0
Pennsylvania...................               3              3            271            271           3,439          3,010
                                    -----------   ------------    -----------    -----------     -----------   ------------
OTHER STATES TOTAL.............              35              4          1,431            291           3,439          3,010
                                    -----------   ------------    -----------    -----------     -----------   ------------
UNITED STATES TOTAL............           2,160          1,687         94,597         73,143         237,032        162,424
                                    ===========   ============    ===========    ===========     ===========   ============

The Company's natural gas and oil properties are subject to royalties, overriding royalties, carried and other similar interests and contractual arrangements customary in the oil and gas industry. The properties are leased on a short-term basis and the leases typically expire in from one to three years. However, under the terms of the typical lease, the Company can retain its interest in the undeveloped acreage covered by a lease by drilling activity which establishes production, or by the payment of delay rentals during the primary term of the lease. During the year ended December 31, 1995, the Company paid aggregate delay rentals of $695,000 to maintain in effect leases covering undeveloped acreage.

ESTIMATES OF PROVED RECOVERABLE RESERVES. The Company has estimated the remaining recoverable reserves and the present value (discounted at 10%) of future net cash flow attributable to the Company's revenue interest ownership in the proved reserves in which it owns a revenue interest. Information regarding reserve quantities and

                               Page 10 of 51 Pages
standardized measure of discounted future net cash flows based on such estimates may be found in the Unaudited Supplementary Information included after the Notes to the Consolidated Financial Statements of the Company.

Since December 31, 1995 the Company has participated in eight exploratory wells of which seven are being completed for production. However, not enough information is available to make an estimate of reserves for those wells, and problems in the completion process could make a well or wells nonproductive. No estimates of the Company's proved reserves have been filed or included in reports to any federal authority or agency, other than to the SEC.

An estimate of natural gas and oil reserves is, at best, an informed professional judgment based on many objective and subjective factors. There can be no assurance that the Company's estimated reserves can or will, in fact, be realized.

OTHER PROPERTIES

The Company's principal executive offices are located at 4770 Indianola Avenue, Columbus, Ohio in a building owned by the Company. The Company occupies approximately 26,000 square feet of space in the building or about 72% of the available space. The remaining space is rented or is available for rent.

ITEM 3.  LEGAL PROCEEDINGS

As of the date of this Report there were no pending legal proceedings to which the Company was a party or to which any of its property was subject other than ordinary routine litigation incidental to its business.

LITIGATION

The following previously reported legal proceedings were settled in 1995:

1. The action filed in mid 1992 in the Common Pleas Court of Muskingum County, Ohio and styled as Thomas David Humphrey, et al..v. Halliburton Services, et al.. Case No. CC-92874 named Clinton Oil as a defendant. One of the three plaintiffs settled his claim against all defendants in 1994 and the other plaintiffs settled in the fourth quarter of 1995.

2. The various claims against Columbia Gas Transmission Corporation identified in Item 3. Legal Proceedings of the Registrant's Form 10K for the year ended December 31, 1994 were settled in the second quarter of 1995. The proceeds from the settlement were distributed to the parties of interest in 1995. The Company recognized revenue of $4,666,000 from the settlement (see Note 1. of the Notes to Consolidated Financial Statements).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                               Page 11 of 51 Pages

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The common shares of the Company are traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "CGAS".

The table below sets forth the range of high and low sales prices for the common shares for the periods indicated, as reported on The Nasdaq Stock Market.

                  CALENDAR QUARTER ENDED                             High                   Low
----------------------------------------------------------- ---------------------- ----------------------
1995
-----------------------------------------------------------
March 31...................................................         $4.500                 $3.750
June 30....................................................         $4.500                 $3.438
September 30...............................................         $5.875                 $4.125
December 31................................................         $5.625                 $4.875

1994
-----------------------------------------------------------
March 31...................................................         $3.875                 $3.000
June 30....................................................         $4.125                 $2.750
September 30...............................................         $4.125                 $3.625
December 31................................................         $4.500                 $3.625


The number of record holders of the common shares of the Company on March 20, 1996 was approximately 1,091. The closing sales price of the common shares of the Company on March 20, 1996 was $6.375.

It is the present intention of the Board of Directors of the Company not to pay cash dividends, but rather to use the Company's cash resources for the expansion of its business. Future dividend policy will depend upon the earnings and financial condition of the Company and the Company's need for funds and other factors. See also Note 2 of Notes to the Consolidated Financial Statements concerning restrictions on payment of dividends under the terms of the Company's credit arrangement.

                               Page 12 of 51 Pages

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents certain selected consolidated financial data which is derived from, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                                           YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------------
                                                      1995           1994           1993           1992           1991
                                                  -------------  -------------  -------------  -------------  -------------
Total revenue...................................    $87,887,000    $99,313,000    $85,409,000    $68,710,000    $68,030,000
Income before cumulative effect of
     change in accounting principle.............     $2,456,000        $85,000       $570,000        $80,000       $568,000
Cumulative effect of change in
     accounting for income taxes................           $-0-           $-0-           $-0-       $916,000           $-0-
Net income......................................     $2,456,000        $85,000       $570,000       $996,000       $568,000
Total assets....................................    $51,918,000    $50,183,000    $54,568,000    $47,482,000    $48,626,000
Long-term debt (1)..............................    $13,378,000    $17,106,000    $16,887,000    $15,907,000    $16,452,000
Income per share before cumulative
     effect of change in accounting
     principle (2)..............................          $0.43          $0.02          $0.10          $0.01          $0.10
Cumulative effect of change in
     accounting for income taxes per
     share (2)..................................           $-0-           $-0-           $-0-          $0.16           $-0-
Net income per share (2)........................          $0.43          $0.02          $0.10          $0.17          $0.10
Cash dividends per share........................           $-0-           $-0-           $-0-           $-0-           $-0-
Book value per share............................          $4.13          $3.69          $3.68         $ 3.58         $ 3.39

(1)      Excludes current maturities.

(2)      Primary and fully diluted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company added 7.4 billion equivalent cubic feet of natural gas to the Company's proved reserves from the acquisition of well interests during 1995. The Company's exploratory and developmental drilling activities added 7.1 billion equivalent cubic feet of natural gas. From January 1, 1995 through the first quarter of 1996 the Company participated in the successful completion of thirty-five exploratory wells--twenty-eight in 1995 and seven in 1996. The future sales of natural gas and oil production from the acquisitions and discoveries will provide cash flow to improve the liquidity of Company.

The Company's cash flow from operations and bank credit facility are the major sources of funds to meet its financing requirements. The net cash provided by operating activities was $7,964,000 in 1995 compared to $3,800,000 in 1994. 1995 income includes $4,666,000 from the settlement of the Company's claim in the bankruptcy of Columbia Gas Transmission. At December 31, 1995 the Company had a $15,000,000 credit arrangement with its two banks and $11,250,000 had been borrowed. The amount owed to banks at March 22, 1996 was $9,500,000. The credit line is reviewed by the banks semiannually and the amount of available credit is based on the estimated net revenues from the Company's proved developed natural gas and oil reserves. See Note 2 of Notes to the Consolidated Financial Statements which discusses certain restrictions on the transfer of funds from the subsidiaries to the Company. At December 31, 1995 the Company was in compliance with all restrictions and debt covenants.

                               Page 13 of 51 Pages

The Company's working capital improved to $1,687,000 at December 31, 1995 from $1,556,000 at December 31, 1994. Total current and long term debt decreased $3,134,000 to $14,354,000 at December 31, 1995 from $17,488,000 at December 31,
1994. As a result, the debt to equity ratio decreased to 1.23 to 1.00 at December 31, 1995 from 1.40 to 1.00 at December 31, 1994.

Capital expenditures were $5,318,000 in 1995 compared to $4,415,000 in 1994. Approximately $2,164,000 was expended in 1995 for the acquisition of reserves and $1,694,000 for the drilling and completion of exploratory wells. The remaining capital outlays of $1,460,000 were expended for transportation systems and other expenditures. At December 31, 1995 the Company's treasury stock consists of 533,000 shares at a cost of $1,191,000 or $2.23 per share.

The Financial Accounting Standards Board has issued Statement No. 121 "Accounting for the Impairment of Long Lived Assets and For Long Lived Assets to Be Disposed Of" which is effective beginning January 1, 1996. Management has assessed the requirements of this statement and believes that it will not have a significant effect on the financial condition or results of operations based upon current economic conditions.

RESULTS OF OPERATIONS

COMPARISON OF 1995 TO 1994

Net income increased to $2,456,000 or $.43 per share in 1995 compared to $85,000 or $.02 per share in 1994. Operating income rose to $4,505,000 in 1995 from $967,000 in 1994. The improvement was principally due to the settlement of the Company's claim in the bankruptcy of Columbia Gas Transmission Corp., increased production from reserve acquisitions, and greater operating income from gas marketing activities. These increases were partially offset by lower gas prices, higher dry hole costs for exploratory wells and increased geological and geophysical costs.

Revenue from natural gas marketing activities decreased to $63,431,000 in 1995 from $81,456,000 in 1994. The change was due to a 12% decrease in volumes sold combined with an 11% decrease in the average price of natural gas sold. The cost of natural gas purchased also decreased to $60,447,000 in 1995 from $79,127,000 in 1994 as a result of the lower volumes purchased combined with a 13% decrease in the average price paid for natural gas supplies. As a result of these factors, the operating income from natural gas marketing activities improved by $655,000 to $2,984,000 in 1995 from $2,329,000 in 1994.

Revenues from the sale of natural gas and oil production increased by $7,433,000 in 1995. 1995 includes $4,666,000 from the Columbia Gas Transmission Corp. bankruptcy which arose from contract rejection and breach of "take or pay" contracts. The remaining change was due to increased production offset in part by lower sales prices. Revenues increased by $3,929,000 due to a 35% increase in natural gas and oil volumes produced in 1995 over 1994. Net decreases in average sales prices reduced revenues by $1,162,000. The weighted average sales price of natural gas decreased by 12% to $2.20 per MCF in 1995 from $2.51 in 1994 while the average price of oil improved by 5% to $16.76 per barrel in 1995 from $15.91 in 1994. Depreciation, depletion and amortization of natural gas and oil properties increased to $4,004,000 in 1995 from $3,257,000 in 1994. The change was due primarily to the increase in production. Production costs rose to $5,660,000 in 1995 from $4,424,000 in 1994 due principally to expenses associated with natural gas oil reserve acquisitions. The overall operating income from natural gas and oil production improved by $5,450,000 to $9,026,000 in 1995 from $3,576,000 in 1994.

Revenues from Well Operating, Transportation and Other decreased by $1,551,000 to $1,845,000 in 1995 from $3,396,000 in 1994. The Company purchased, as of January 1, 1995, most of the remaining investor interest in the assets of 150 limited partnerships and co-ownership projects for which the Company is the general partner

                               Page 14 of 51 Pages
or project manager. As a result of these purchases the revenues from the operation of the wells charged to investor interests in these programs decreased in 1995. This change plus lower gains from the sale of well properties and equipment of $322,000 account for most of the decrease in revenues from Well Operating, Transportation and Other.

Other costs and expenses include expenses related to operating and managing producing wells, maintenance of transportation systems and support costs for exploratory activities. Total costs increased by $548,000 to $4,860,000 in 1995 from $4,312,000 in 1994. Costs related to exploratory activities increased by $952,000 due to greater geological and geophysical costs and staffing expenses. The purchase of investor interests in programs decreased the costs attributable to investor interests and increased the costs related to company owned interests by approximately $1,000,000 in 1995. The costs attributable to company owned interests are shown as Costs and Expenses - Natural Gas and Oil Production in the Consolidated Statements of Income. The remaining change in other costs was primarily due to the increased costs of operating wells and pipelines.

Revenues from drilling and completion activities increased to $3,921,000 in 1995 from $3,204,000 in 1994 as a result of the expanded number of exploratory wells sponsored by the Company. Related drilling costs increased to $4,876,000 in the current year from $3,527,000 in the prior year. Drilling costs include the Company's share of dry hole costs of $955,000 in 1995 and $323,000 in 1994.

Selling, general and administrative expenses decreased to $3,535,000 in 1995 from $3,699,000 in 1994. The principal cause of the decrease in expense was a reduction in the provision for doubtful accounts in 1995.

Interest expense increased to $1,380,000 in 1995 compared to $1,268,000 in 1994. The increase was due to higher interest rates on the Company's credit line, partially offset by reduced debt levels. The weighted average interest rate increased to 8.99% in 1995 from 7.31% in 1994. At December 31, 1995 the weighted average rate was 8.19%. The weighted average debt on the Company's credit facility decreased to $11,743,000 in 1995 compared to $12,913,000 in 1994.

Interest, dividend and other income increased to $153,000 in 1995 from $31,000 in 1994. 1995 includes a gain of $78,000 from the sale of an investment.

The Company's federal income tax expense was $822,000 in 1995 compared to a benefit of $355,000 in 1994. See Note 4 of Notes to the Consolidated Financial Statements for an analysis of various items affecting the 1995 and 1994 income taxes.

COMPARISON OF 1994 TO 1993

Net income was $85,000 or $.02 per share in 1994 compared to $570,000 or $.10 per share in 1993. The decrease in income was due principally to the increases in well operating and servicing expenses, exploratory drilling activities, provisions for uncollectible accounts and lower gains from the sale of real estate investments. These decreases were partially offset by increased operating income from gas marketing activities.

Natural gas marketing revenues increased by 17% to $81,456,000 in 1994 from $69,362,000 in 1993. The improvement was due to a 28% increase in the volumes sold to new and existing customers. Purchases of natural gas also rose by 17% to $79,127,000 from $67,814,000 in the prior year primarily from the additional volumes sold. As a result of these factors, the operating income from natural gas marketing activities improved by $781,000 to $2,329,000 in 1994 from $1,548,000 in 1993.

Revenues from natural gas and oil production improved by $810,000 to $11,257,000 in 1994 from $10,447,000 in 1993. The increase was due to additional production from exploratory wells combined with the acquisitions of reserves. The Company experienced a 12% increase in natural gas and oil volumes produced in 1994 over

                               Page 15 of 51 Pages

1993. These improvements were offset, in part, by the normal expected declines in production from existing wells and by lower prices for oil. Oil prices decreased by 10% to $15.91 per barrel in 1994 compared to $17.74 in 1993. The weighted average price of natural gas improved slightly to $2.51 per MCF in 1994 compared to $2.49 in 1993. Depreciation, depletion and amortization of natural gas and oil properties increased by 3% to $3,257,000 in 1994 from $3,147,000 in 1993. The change was due to increases in production from exploratory wells and acquisitions of reserves. Production costs increased to $4,424,000 in 1994 from $3,793,000 in 1993 due to expenses associated with reserve acquisitions and exploratory wells. Overall, operating income from natural gas and oil production improved to $3,576,000 in 1994 from $3,507,000 in 1993.

Revenues from well operating, transportation and other decreased to $3,396,000 in 1994 from $3,824,000 in 1993. The 1993 period included gains from the sale of real estate of $239,000. The remaining change was due to lower pipeline and compressor income and decreased rental income from real estate sold in 1993. Other costs include expenses relating to operating producing wells, maintenance of transportation systems, real estate operations and administrative support costs for exploration activities. Costs increased by $654,000 to $4,312,000 in 1994 from $3,658,000 in 1993. Approximately $490,000 of the increase was due to personnel, delay rental and seismic costs incurred for exploratory activities. The remaining change was primarily due to higher personnel costs associated with maintaining and operating a greater number of wells.

The Company incurred operating losses of $323,000 in 1994 and $305,000 in 1993 as a result of dry hole costs on exploratory wells. Drilling and completion revenues increased to $3,204,000 in 1994 from $1,776,000 in 1993 as a result of the expanded number of exploratory wells sponsored by the Company. Drilling and completion expense consists of costs incurred for exploratory and developmental wells including dry hole costs. Total costs increased to $3,527,000 in 1994 from $2,081,000 in 1993.

Selling, general and administrative expenses were $3,699,000 in 1994 compared to $3,267,000 in 1993, including provisions for uncollectible accounts receivable of $360,000 and $100,000, respectively. The remaining increase in expenses was primarily due to greater personnel and other costs associated with expanded natural gas marketing activities.

Interest expense increased by $130,000 to $1,268,000 in 1994 from $1,138,000 in 1993. The increase was due to higher interest rates on the Company's credit line. The weighted average interest rate on the credit line rose to 7.31% in 1994 from 6.09% in 1993. At December 31, 1994 the weighted average interest rate on the credit line was 8.83%. The weighted average debt on the Company's credit facility decreased slightly to $12,913,000 in 1994 compared to $13,291,000 in 1993.

The federal income tax benefit was $355,000 in 1994 compared to $38,000 in 1993. See Note 4 of Notes to the Consolidated Financial Statements for an analysis of various items affecting the 1994 and 1993 income taxes.

INFLATION AND CHANGING PRICES

The 1995 rate of inflation was 2.5%, representing the fifth straight year in which inflation has been below the 3% level. The lower inflation rate combined with the reduced demand for drilling services has meant that the costs of operating and completing wells have been relatively stable in recent years. The Company does not anticipate a decrease in drilling and well operating costs in 1996, nor does it expect costs to increase at an overall rate higher than the general inflation rate.

The Ohio posted price for crude oil improved to $16.50 per barrel at December 31, 1995 compared to $15.50 in 1994. The posted price on March 20, 1996 was $19.00 per barrel. The Company believes that the price of crude oil may continue to be effected by developments in the Mid East and worldwide economic conditions. The Company's proved reserves are 79% natural gas and 21% oil. The overall market price for natural gas decreased in 1995 over 1994, but prices have recently trended upward due to the severe winter. Natural gas produced and

                               Page 16 of 51 Pages
purchased by the Company is sold under various contractual arrangements, but many of the contracts are sensitive to changes in the market price of natural gas. To mitigate the impact of fluctuating prices on its natural gas marketing operations, the Company uses market sensitive price clauses in its natural gas purchase and sales contracts. If the rate of inflation in drilling costs or operating costs should increase in 1996, the Company's management believes that it would have sufficient flexibility in setting contract drilling prices and well operating fees to offset the impact of increased inflation.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information, the matters discussed in this annual report are forward-looking statements which involve risks and uncertainties, including but not limited to: (1) economic factors, such as natural gas and oil prices and demand for those products, (2) competitive factors, such as the inability of the Company to obtain leases or equipment, (3) governmental factors such as government price controls or operational restraints, or (4) technological factors such as failure of geologic, geophysical or engineering techniques, which affect the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                               Page 17 of 51 Pages

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information, as of March 20, 1996, concerning the directors and executive officers of the Company. Unless otherwise indicated, each such person has held his principal occupation for more than 5 years.

                                                                                                                   DIRECTOR
                                                        OFFICE HELD WITH THE COMPANY AND ITS                        OF THE
                                                    PRINCIPAL SUBSIDIARIES, PRINCIPAL OCCUPATION                   COMPANY
         NAME                AGE                           AND CERTAIN DIRECTORSHIPS HELD                           SINCE

-----------------------   ---------   ------------------------------------------------------------------------   ------------
Jerry D. Jordan              61       Director of CGAS. Chairman of the Board and Chief Executive                    1986
                                      Officer of CGAS, Clinton Oil and CGM effective June, 1988;
                                      Director of CGM since April, 1995; prior thereto, attorney and partner with Vorys, Sater, Seymour and Pease, Columbus, Ohio.
                                      Currently President of the Ohio Oil and Gas Association, and a
                                      member of the Board of Directors of the Gas Industry Standards
                                      Board.

F. Daniel Ryan               46       President and Director of CGAS since June, 1987. Vice Chair                    1987
                                      man and Director of Clinton Oil since January, 1989; Chairman and Director of CGM since April 1995 and Vice Chairman from
                                      January 1989 to April 1995.

Donald A. Nay                63       Director of CGAS. Vice President, Treasurer and Chief Financial                1988
                                      Officer of CGAS since June, 1987; Director
                                      of COC since 1982 and Executive Vice
                                      President since 1984; Director and
                                      Executive Vice President of CGM since
                                      1984.

R. L. Richards               47       Director and Secretary of CGAS. Since December, 1994,                          1986
                                      Managing Director of RDT, Ltd.; prior thereto, President and
                                      Director of RDT Corp., both of Dublin, Ohio.  Also Director of
                                      Acceptance Insurance Co.

Hal W. Field                 66       Director of CGAS. Since June, 1994, Consultant, Amcena                         1987
                                      Corporation, New York, New York, a holding company owning
                                      Specialty Department Stores, Inc. and other companies. From
                                      1984 to May, 1994, Group Executive for Amcena Corporation.

Michael S. Guy               58       Director of CGAS. President of Michael S. Guy and Associates,                  1981
                                      Inc., Hilliard, Ohio, a firm involved in insurance and financial planning.  Director of County Savings Bank.

Duke W. Thomas               59       Director of CGAS. Attorney and partner with Vorys, Sater,                      1986
                                      Seymour and Pease, Columbus, Ohio; Director of Symix
                                      Systems, Inc. and Ohio Bar Liability Insurance Company.

R. David Thomas              63       Director of CGAS. Chairman of the Board of CGAS from May,                      1986
                                      1986 to June, 1987; Senior Chairman of the
                                      Board, Director and Founder of Wendy's
                                      International, Inc., Dublin, Ohio, a
                                      restaurant operator and franchisor.


There are no family relationships among the executive officers and/or directors of the Company.

                               Page 18 of 51 Pages

The information to be set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement in connection with its 1996 annual meeting of shareholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information to be set forth under the captions "Compensation of Executive Management," "Board of Directors Report on Executive Compensation", "Company Performance Chart," and "Executive Committee Interlocks and Insider Participation" in the Company's definitive proxy statement ("Proxy Statement") in connection with the 1996 annual stockholders meeting, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                                          PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 K

(a)      (1)+(2)           See Index to Financial Statements and Schedules.
         (3)               See Exhibit List and Index.

(b)      None.

(c)      See Exhibit List and Index.

(d)      See Index to Financial Statements and Schedules.

                               Page 19 of 51 Pages

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                   PAGE
                                                                                -----------
CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY

Independent Auditors' Report....................................................        F-1

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1995 AND 1994.........................        F-2

CONSOLIDATED STATEMENTS OF INCOME
     FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993.......................        F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993.......................        F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993.......................        F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................................        F-7

SUPPLEMENTARY INFORMATION (UNAUDITED):
     NATURAL GAS AND OIL PRODUCING ACTIVITIES...................................       F-12

     RESERVE QUANTITY INFORMATION AND STANDARDIZED
         MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS............................       F-13

FINANCIAL STATEMENT SCHEDULES OF THE COMPANY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
     FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993.......................       F-15

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
     FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993.......................       F-18

                               Page 20 of 51 Pages

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Clinton Gas Systems, Inc.

We have audited the accompanying consolidated balance sheets of Clinton Gas Systems, Inc. and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Clinton Gas Systems, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Columbus, Ohio
March 22, 1996

                                                                             F-1
                               Page 21 of 51 Pages

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994

ASSETS                                                      1995          1994
--------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents ..........................   $ 1,729,000   $ 1,169,000
Receivables ........................................    13,991,000    10,140,000
Prepaid expenses and other .........................       652,000     1,141,000
Costs in excess of billings on uncompleted wells ...           -0-       301,000
Deferred income taxes ..............................       185,000       486,000
                                                       -----------   -----------
Total current assets ...............................    16,557,000    13,237,000
                                                       -----------   -----------
PROPERTY - AT COST:
Proved natural gas and oil properties
    (successful efforts method) ....................    55,799,000    53,000,000
Pipeline systems and other .........................    12,671,000    12,330,000
Land, buildings and improvements ...................     2,437,000     4,008,000
Well and field equipment ...........................     3,207,000     2,722,000
Office equipment ...................................     2,125,000     1,850,000
                                                       -----------   -----------
Total property .....................................    76,239,000    73,910,000
Accumulated depreciation, depletion and amortization    41,401,000    37,528,000
                                                       -----------   -----------
Property - net .....................................    34,838,000    36,382,000

OTHER ASSETS .......................................       523,000       564,000
                                                       -----------   -----------
TOTAL ..............................................   $51,918,000   $50,183,000
                                                       ===========   ===========

--------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                                             F-2
                               Page 22 of 51 Pages

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994

LIABILITIES AND STOCKHOLDERS' EQUITY                               1995            1994
------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
Current maturities of long-term debt:
    Notes payable .........................................   $    120,000    $    276,000
    Mortgages payable .....................................        856,000         106,000
Accounts payable ..........................................     11,707,000      10,210,000
Accrued liabilities and expenses ..........................      1,299,000       1,089,000
Receipts in excess of costs on uncompleted wells ..........        322,000             -0-
Accrued income taxes ......................................        566,000             -0-
                                                              ------------    ------------
Total current liabilities .................................     14,870,000      11,681,000
------------------------------------------------------------------------------------------
LONG-TERM DEBT (LESS CURRENT MATURITIES):

Notes payable .............................................     13,234,000      15,773,000
Mortgages payable .........................................        144,000       1,333,000
                                                              ------------    ------------
Total long-term debt ......................................     13,378,000      17,106,000
------------------------------------------------------------------------------------------

DEFERRED INCOME TAXES .....................................        390,000         506,000
------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Preferred stock, no par value; authorized 2,000,000 shares,
    issued and outstanding - none
Common stock, $.0833 stated value; authorized 15,000,000
    shares, issued 1995 and 1994 - 6,175,000 shares .......        514,000         514,000
Additional paid-in capital ................................      7,552,000       7,552,000
Retained earnings .........................................     16,405,000      13,949,000
                                                              ------------    ------------
Total .....................................................     24,471,000      22,015,000
Less treasury stock of 533,000 and 517,000 shares,
    respectively, at cost at December 31, 1995 and 1994 ...     (1,191,000)     (1,125,000)
                                                              ------------    ------------
Total stockholders' equity ................................     23,280,000      20,890,000
                                                              ------------    ------------
TOTAL .....................................................   $ 51,918,000    $ 50,183,000
                                                              ============    ============
------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               Page 23 of 51 Pages

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                     1995            1994           1993
--------------------------------------------------------------------------------------------
REVENUE:
Natural gas marketing .......................   $ 63,431,000    $ 81,456,000    $ 69,362,000
Natural gas and oil sales ...................     18,690,000      11,257,000      10,447,000
Well operating, transportation and other ....      1,845,000       3,396,000       3,824,000
Drilling ....................................      3,921,000       3,204,000       1,776,000
                                                ------------    ------------    ------------
Total revenue ...............................     87,887,000      99,313,000      85,409,000
--------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
Natural gas marketing .......................     60,447,000      79,127,000      67,814,000
Natural gas and oil production:
     Depreciation, depletion and amortization      4,004,000       3,257,000       3,147,000
     Production costs .......................      5,660,000       4,424,000       3,793,000
Other costs and expenses ....................      4,860,000       4,312,000       3,658,000
Drilling ....................................      4,876,000       3,527,000       2,081,000
Selling, general and administrative .........      3,535,000       3,699,000       3,267,000
                                                ------------    ------------    ------------
Total costs and expenses ....................     83,382,000      98,346,000      83,760,000
                                                ------------    ------------    ------------
OPERATING INCOME ............................      4,505,000         967,000       1,649,000
--------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
Interest expense ............................     (1,380,000)     (1,268,000)     (1,138,000)
Interest, dividend and other income .........        153,000          31,000          21,000
                                                ------------    ------------    ------------
Income (loss) before income taxes ...........      3,278,000        (270,000)        532,000

Income taxes (benefit) ......................        822,000        (355,000)        (38,000)
                                                ------------    ------------    ------------
NET INCOME ..................................   $  2,456,000    $     85,000    $    570,000
                                                ============    ============    ============
NET INCOME PER COMMON SHARE: ................   $       0.43    $       0.02    $       0.10
                                                ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING ............................      5,652,097       5,657,626       5,657,724
                                                ============    ============    ============
--------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               Page 24 of 51 Pages

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                       Additional                                                     Total
                                   Common Stock          Paid-In        Retained        Treasury Stock             Stockholders'
                                --------------------                                 ---------------------
                                 Shares      Amount      Capital        Earnings      Shares       Amount             Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992..    6,175,000   $514,000    $7,552,000    $13,294,000    516,000   ($1,122,000)         $20,238,000
Net Income..................                                              570,000                                       570,000
Purchase of Treasury Stock, at
     cost...................                                                           1,000        (3,000)              (3,000)
                              -----------  ---------   -----------  -------------  ---------  -------------   -----------------
Balance, December 31, 1993..    6,175,000    514,000     7,552,000     13,864,000    517,000    (1,125,000)          20,805,000
Net Income..................                                               85,000                                        85,000
                              -----------  ---------   -----------  -------------  ---------  -------------   -----------------
Balance, December 31, 1994..    6,175,000    514,000     7,552,000     13,949,000    517,000    (1,125,000)          20,890,000
Net Income..................                                            2,456,000                                     2,456,000
Purchase of Treasury Stock, at
     cost...................                                                          16,000       (66,000)             (66,000)
                              -----------  ---------   -----------  -------------  ---------  -------------   -----------------
Balance, December 31, 1995..    6,175,000   $514,000    $7,552,000    $16,405,000    533,000   ($1,191,000)         $23,280,000
                              ===========  =========   ===========  =============  =========  =============   =================
-------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                             F-5
                               Page 25 of 51 Pages

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                   1995           1994            1993
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income ................................................   $  2,456,000    $     85,000    $    570,000
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation, depletion, and amortization ............      5,293,000       4,248,000       4,109,000
     Provision (benefit) for deferred income taxes ........        185,000        (356,000)       (113,000)
     Loss (gain) from property, investments, and other ....        142,000        (118,000)       (257,000)
Changes in operating assets and liabilities:
     Receivables ..........................................     (3,851,000)      5,284,000      (6,048,000)
     Prepaid expenses and other ...........................        489,000        (509,000)       (245,000)
     Costs in excess of billings on uncompleted wells .....        301,000        (301,000)            -0-
     Accounts payable .....................................      1,851,000      (3,696,000)      5,133,000
     Accrued liabilities and expenses .....................        210,000        (103,000)        118,000
     Receipts in excess of costs on uncompleted wells .....        322,000        (659,000)        542,000
     Accrued income taxes .................................        566,000         (75,000)        (28,000)
                                                              ------------    ------------    ------------
Net cash provided by operating activities .................      7,964,000       3,800,000       3,781,000
                                                              ------------    ------------    ------------
----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of property ......................................     (5,575,000)     (3,560,000)     (6,223,000)
Proceeds from sale of property ............................      1,464,000         222,000         685,000
Change in other assets ....................................          4,000         (37,000)        159,000
                                                              ------------    ------------    ------------
Net cash used in investing activities .....................     (4,107,000)     (3,375,000)     (5,379,000)
                                                              ------------    ------------    ------------
----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Proceeds from notes and mortgages payable .................     20,315,000      18,150,000      22,551,000
Principal payments on notes and mortgages payable .........    (23,546,000)    (18,509,000)    (21,356,000)
Purchase of treasury stock ................................        (66,000)            -0-          (3,000)
                                                              ------------    ------------    ------------
Net cash (used in) provided by financing activities .......     (3,297,000)       (359,000)      1,192,000
                                                              ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents ..........        560,000          66,000        (406,000)
Cash and cash equivalents at beginning of year ............      1,169,000       1,103,000       1,509,000
                                                              ------------    ------------    ------------
Cash and cash equivalents at end of year ..................   $  1,729,000    $  1,169,000    $  1,103,000
                                                              ============    ============    ============
----------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               Page 26 of 51 Pages

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

Notes to Consolidated
Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Clinton Gas Systems, Inc. and its subsidiaries (collectively referred to as the Company), and the Company's proportionate share of assets, liabilities, revenue and expenses of its natural gas and oil drilling programs. Significant intercompany accounts and transactions have been eliminated.

Natural Gas and Oil Activities - The Company engages in the exploration and development of natural gas and oil reserves by participation in exploratory and developmental drilling as well as by purchase of minerals in place. The Company is the sponsor of many of the drilling programs and has also invested in projects developed by outside industry partners. The Company receives fees for managing, supervising, and operating its natural gas and oil programs.

The Company's business also includes natural gas marketing. Natural gas marketing activities include the purchase, marketing and resale of natural gas, primarily to industrial and commercial end users, as well as the management of natural gas supply for many of its customers.

Property - The Company uses the successful efforts method of accounting for natural gas and oil properties whereby lease acquisition costs and costs of drilling development wells are capitalized. Costs of drilling exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If reserves are not found, the drilling costs are expensed as dry hole costs. Depletion and depreciation are provided for tangible and intangible costs of natural gas and oil properties using the units-of-production method based on production and estimated proved reserves. Pipeline systems and other property are depreciated using the straight line method over ten years and units-of-production methods. Depreciation of buildings and improvements, well and field equipment and office equipment is computed on the straight-line method over estimated useful lives ranging from three to forty years.

The Company monitors the carrying value of its investment in natural gas and oil properties in relation to estimated undiscounted future net revenues, net of applicable income taxes, from such properties. If estimated net revenues are less than carrying value, the Company records a charge to income (impairment) to reduce its carrying value.

Other Assets - Other assets include at December 31, 1995 and 1994 notes receivable from related parties of $136,000 and $180,000, respectively. The notes are net of an allowance for uncollectible amounts of $276,000 of which $44,000 was recorded in the fourth quarter of 1995. The notes bear interest at 1% over prime. No interest income was recorded on the notes in 1995, 1994 or 1993 based on the Company's assessment of collectibility. Effective January 1, 1996 the Company purchased certain natural gas and oil partnership interests of the related parties in exchange for the notes receivable and cash.

Employee Benefits - The Company has established a 401(K) defined contribution plan covering substantially all employees. The Company's 1995, 1994, and 1993 annual contributions were $97,000, $88,000, and $85,000 respectively.

Revenue Recognition - The Company recognizes the revenues from the sale of their products in the period of delivery. Revenues for services are recognized in the period the services are performed. In 1995 the Company recognized income of $4,666,000 (including $480,000 in the fourth quarter) from its share of the bankruptcy claim with Columbia Gas Transmission Corporation which is included as part of natural gas and oil revenues on

                               Page 27 of 51 Pages

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

the accompanying statement of income. These claims arose from contract rejection and breach of "take or pay" contracts.

Drilling Revenue and Costs - Revenue and related costs from drilling programs are recognized as wells are completed and are ready to begin production. Drilling costs include the Company's share of the cost of exploratory dry holes that are incurred for unsuccessful wells. Exploratory dry hole costs were $955,000, $323,000, and $305,000 in 1995, 1994 and 1993, respectively. Receipts from program investors in excess of costs incurred on uncompleted programs are included in current liabilities. Costs in excess of billings on uncompleted wells are included in current assets.

Income Taxes - Deferred income taxes are provided for the temporary differences between the financial reporting and the tax basis of the Company's assets and liabilities by applying enacted statutory tax rates applicable to future years to the book-tax basis differences.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Per Share Amounts - All per share amounts are based on the weighted average number of common shares outstanding. Assumed conversion of the Company's convertible subordinated debentures has no dilutive effect on the Company's per share amounts.

Fourth Quarter Transactions - During the fourth quarter of 1995 the Company recognized pre-tax income of $500,000 that related to increased production from the acquisition of oil and natural gas reserves. In the fourth quarter of 1994 the Company recorded pre-tax income of $244,000 from the recognition of gas measurement variances.

2.   NOTES PAYABLE

Notes payable consist of the following:

----------------------------------------------------------------------------------------------------
                                                                                 AT DECEMBER 31,
                                                                               1995          1994
----------------------------------------------------------------------------------------------------
Bank borrowings under lines of credit ..................................   $11,250,000   $13,750,000
Convertible subordinated debentures, 9.0%, unsecured, due in annual
     installments of $220,000 beginning in 1997 ........................     1,718,000     1,723,000
Installment note secured by pipeline, paid in 1995 .....................           -0-       150,000
Installment notes and capital leases, 7.0% to 10.0%, secured principally
     by equipment, payable in monthly installments to 2000 .............       386,000       426,000
                                                                           -----------   -----------
Total ..................................................................    13,354,000    16,049,000
Less current maturities ................................................       120,000       276,000
                                                                           -----------   -----------
Notes payable - noncurrent .............................................   $13,234,000   $15,773,000
                                                                           ===========   ===========
----------------------------------------------------------------------------------------------------

In April, 1993, three of the Company's subsidiaries entered into a revolving credit arrangement with its principal banks providing for up to $18,000,000 of credit. The amount of available credit is redetermined on a semi-annual basis each July 1 and January 1 based on the amount of underlying collateral. At December 31, 1995, $15,000,000 was available under the credit agreement and $11,250,000 had been borrowed. The revolving credit agreement runs through March 31, 1998 and then provides for equal quarterly payments through March 31, 2001 of any outstanding balance at March 31, 1998. The debt is collateralized by certain accounts receivable, natural gas and oil properties, and operating equipment with a net book value of approximately $48,008,000 at

                               Page 28 of 51 Pages

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

December 31, 1995. The credit agreement contains restrictive and other covenants that relate to the operation of the Company. The agreement is guaranteed by the Company and also restricts the transfer of funds from the subsidiaries to the Company. At December 31, 1995, no retained earnings can be distributed without the banks' approval. Interest rate options for the credit arrangement are based on prime and Eurodollar rates. At December 31, 1995 the weighted average interest rate for the revolving credit was 8.19%.

The debentures are subordinate to other liabilities of the Company and are convertible at any time prior to maturity into common shares of the Company at a conversion price of $7.50 per share. At December 31, 1995 the Company had retired $482,000 of debentures which can be used to satisfy the annual installment payments beginning in 1997.

The net book value of property under capital leases was $204,000 and $275,000 at December 31, 1995 and 1994, respectively. The fair value of the debt approximates the carrying value based on debt with similar interest rates and maturities currently available to the Company.

Minimum maturities of notes payable are as follows:

--------------------------------------------------------------------------------
YEAR ENDING DECEMBER 31:
--------------------------------------------------------------------------------
           1996 ......................................               $   120,000
           1997 ......................................                   132,000
           1998 ......................................                 2,899,000
           1999 ......................................                 3,970,000
           2000 ......................................                 3,976,000
           Thereafter ................................                 2,257,000
                                                                     -----------
      Total ..........................................               $13,354,000
                                                                     ===========
--------------------------------------------------------------------------------

3.   MORTGAGES PAYABLE

Mortgages payable are collateralized by land and buildings included in property (total net book value of $845,000 at December 31, 1995). Interest rates on mortgages payable range from 9 - 10.55% and require current monthly payments (principal and interest) of approximately $14,000 through May 1996 and $3,000 thereafter.

Included in other costs and expenses in the accompanying statements of income is interest expense on real estate properties of approximately $20,000, $27,000, and $39,000 for 1995, 1994, and 1993, respectively.


Mortgages payable mature as follows:

--------------------------------------------------------------------------------
YEAR ENDING DECEMBER 31:
--------------------------------------------------------------------------------
           1996 ......................................                $  856,000
           1997 ......................................                    20,000
           1998 ......................................                    21,000
           1999 ......................................                    23,000
           2000 ......................................                    26,000
           Thereafter ................................                    54,000
                                                                      ----------
      Total ..........................................                $1,000,000
                                                                      ==========
--------------------------------------------------------------------------------

                                                                             F-9
                               Page 29 of 51 Pages

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

4.   INCOME TAXES

Income taxes (benefit) are summarized as follows:

YEAR ENDED DECEMBER 31,          1995        1994        1993
----------------------------------------------------------------
Federal:
     Current ...............   $637,000   $   1,000    $  75,000
     Deferred ..............    185,000    (356,000)    (113,000)
                               --------   ---------    ---------
Total Income Taxes (Benefit)   $822,000   $(355,000)   $ (38,000)
                               ========   =========    =========
----------------------------------------------------------------

A reconciliation of recorded Federal income tax (benefit) expense to the expected expense computed by applying the Federal statutory income tax rate of 34% in 1995, 1994 and 1993 to income before income taxes follows:

YEAR ENDED DECEMBER 31,                                    1995          1994         1993
---------------------------------------------------------------------------------------------
Expected (benefit) expense at statutory rate .......   $ 1,115,000    $ (92,000)   $ 181,000
Increase (decrease) in income tax resulting from:
     Statutory depletion in excess of cost depletion      (283,000)    (217,000)    (186,000)
     Non-conventional fuel credits earned ..........       (11,000)     (36,000)     (34,000)
     Other .........................................         1,000      (10,000)       1,000
                                                       -----------    ---------    ---------
Total Federal Income Taxes (Benefit) ...............   $   822,000    $(355,000)   $ (38,000)
                                                       ===========    =========    =========
---------------------------------------------------------------------------------------------

Deferred income taxes recorded in the consolidated balance sheets at December 31, 1995 and 1994 consist of the following:

-----------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:                                                               1995              1994
-----------------------------------------------------------------------------------------------------------
     Investment tax credit carryover .........................................   $   936,000    $ 1,381,000
     Percentage depletion carryover ..........................................           -0-        443,000
     Net operating loss carryover ............................................       360,000        426,000
     Alternative minimum tax credit carryover ................................       466,000        463,000
     Other ...................................................................       165,000        150,000
                                                                                 -----------    -----------
     Total deferred tax assets ...............................................     1,927,000      2,863,000
                                                                                 -----------    -----------
DEFERRED TAX LIABILITIES:
------------------------------------------------------------------------------
     Book-tax basis differences in property, equipment and investments in real
         estate ..............................................................    (1,941,000)    (2,713,000)
     Other ...................................................................      (191,000)      (170,000)
                                                                                 -----------    -----------
     Total deferred tax liabilities ..........................................    (2,132,000)    (2,883,000)
                                                                                 -----------    -----------
     Net deferred tax liability ..............................................   $  (205,000)   $   (20,000)
                                                                                 ===========    ===========
-----------------------------------------------------------------------------------------------------------

At December 31, 1995 the Company has net operating loss carryforwards and unused tax credits totaling approximately $1,058,000 and $1,402,000, respectively, expiring in varying amounts primarily in 2001 and 2002, which can be used to offset future Federal income taxes, subject to limitations imposed by the Tax Reform Act of 1986.

                               Page 30 of 51 Pages

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

5.   BUSINESS SEGMENTS AND MAJOR CUSTOMERS

The Company operates primarily in one business segment. The drilling, acquisition, production and sale of natural gas and oil reserves and related operations are conducted primarily in the Appalachian Basin. Natural gas marketing, management and supply services are provided to customers primarily in the eastern United States. One gas marketing customer accounted for approximately $12,978,000, $15,818,000 and $13,436,000 of total revenue, respectively, in 1995, 1994 and 1993. There were no other customers that accounted for greater than 10% of consolidated revenue in any year during the three years ended December 31, 1995.

6.   SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Accounting Policies: The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be "cash equivalents." Substantially all of the Company's cash and short term investments are located in an Ohio commercial bank in various checking and investments accounts.

Non-Cash Investing and Financing Activities: The Company incurred capital lease and other obligations of $97,000, $232,000, and $112,000, respectively, for the years 1995, 1994, and 1993, in connection with agreements to purchase equipment. In 1993 the Company obtained a mortgage note receivable of $113,000 in connection with the sale of an investment in real estate. Accounts payable at December 31, 1995 and 1994, include unpaid liabilities of $269,000 and $623,000, respectively, for the purchase of natural gas and oil properties.

Interest and Income Tax Payments: The Company made interest and income tax payments as follows:

---------------------------------------------------------------------------------------------
                                             Total Interest               Total Income Tax
YEAR ENDED DECEMBER 31:                         Payments                      Payments
---------------------------------------  -----------------------       ----------------------
     1995..............................               $ 1,385,000                  $     -0-
     1994..............................               $ 1,281,000                  $ 153,000
     1993..............................               $ 1,311,000                  $ 105,000

---------------------------------------------------------------------------------------------


                               Page 31 of 51 Pages

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

Supplementary Information (Unaudited)

NATURAL GAS AND OIL PRODUCING ACTIVITIES

Capitalized costs relating to natural gas and oil producing activities are as follows:

----------------------------------------------------------------------------------------------------
                                                                        AT DECEMBER 31,
                                                            1995            1994           1993
----------------------------------------------------------------------------------------------------
Proved natural gas and oil properties ..............   $ 55,799,000    $ 53,000,000    $ 51,050,000
Portion of pipeline systems and other ..............      5,189,000       5,038,000       5,031,000
Portion of well and field equipment ................        494,000         470,000         426,000
Accumulated depreciation, depletion and amortization    (34,858,000)    (31,514,000)    (28,728,000)
                                                       ------------    ------------    ------------
Net capitalized costs ..............................   $ 26,624,000    $ 26,994,000    $ 27,779,000
                                                       ============    ============    ============
----------------------------------------------------------------------------------------------------

Costs incurred in natural gas and oil property acquisition, exploration and development activities are as follows:

-----------------------------------------------------------------
                                     YEAR ENDED DECEMBER 31,
                                  1995         1994         1993
--------------------------------------------------------------------
Property acquisition costs   $ 2,477,000   $ 2,252,000   $ 3,665,000
Exploratory well costs ...   $ 4,491,000   $ 2,704,000   $ 2,072,000
Development well costs ...   $   172,000   $   384,000   $   336,000

Included in property acquisition costs are expenditures for proved reserves of $2,164,000, $948,000, and $3,314,000 for 1995, 1994 and 1993, respectively.

--------------------------------------------------------------------------------

Results of operations for natural gas and oil producing and exploratory activities are as follows:

----------------------------------------------------------------------------------------------------------
                                                                         YEAR ENDED DECEMBER 31,
                                                                   1995           1994            1993
----------------------------------------------------------------------------------------------------------
Revenues - natural gas and oil sales .....................   $ 18,690,000    $ 11,257,000    $ 10,447,000
Production costs .........................................     (5,660,000)     (4,424,000)     (3,793,000)
Exploratory costs ........................................     (2,203,000)       (837,000)       (688,000)
Depreciation, depletion, and  amortization ...............     (4,004,000)     (3,257,000)     (3,147,000)
Income tax expense .......................................     (2,026,000)       (678,000)       (738,000)
                                                             ------------    ------------    ------------
Results of operations from producing activities (excluding
     corporate overhead and interest costs) ..............   $  4,797,000    $  2,061,000    $  2,081,000
                                                             ============    ============    ============

Included in exploratory costs are gains recognized from the sale of interests in prospects of $570,000, $533,000, and $388,000 for 1995, 1994 and 1993,
respectively.

--------------------------------------------------------------------------------

                               Page 32 of 51 Pages

RESERVE QUANTITY INFORMATION AND STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

The estimate of the proved natural gas and crude oil reserves, future net revenues and the present value (discounted at the rate of 10%) of the future net revenues attributable to the Company's interest are included in the following tables. The estimates of the proved developed reserves were reviewed by John G. Redic, an independent consulting engineer. Effective 1995, the Company estimated the recoverable reserves from proved undeveloped properties.

Future net revenues were computed using natural gas and oil prices and costs which approximate those received and paid at year end, and year end statutory tax rates that relate to existing proved natural gas and oil reserves in which the Company has mineral interests. Natural gas prices were adjusted for future price changes to the extent provided by contractual arrangements presently in existence. Gross production and ad valorem taxes and operating costs were based on average costs per well actually experienced.

Such reserve information is an estimate and should not be construed as being exact. The revenues from such reserves and the actual costs related thereto could be more or less than the estimated amounts.

Estimated quantities of proved natural gas and oil reserves, substantially all of which are located in eastern Ohio, are as follows:

------------------------------------------------------------------------
                                                   OIL       NATURAL GAS
                                                (BARRELS)       (MCF)
------------------------------------------------------------------------
Balance, December 31, 1992 ................      771,000     23,158,000
Revisions of previous estimates ...........      (57,000)      (410,000)
Extensions, discoveries and other additions      103,000      1,454,000
Purchase of minerals in place .............      235,000      3,519,000
Sale of minerals in place .................          -0-            -0-
Production ................................     (134,000)    (3,090,000)
                                              ----------    -----------
Balance, December 31, 1993 ................      918,000     24,631,000
Revisions of previous estimates ...........      144,000       (246,000)
Extensions, discoveries and other additions      112,000      1,122,000
Purchase of minerals in place .............      117,000      1,390,000
Sale of minerals in place .................          -0-            -0-
Production ................................     (167,000)    (3,370,000)
                                              ----------    -----------
Balance, December 31, 1994 ................    1,124,000     23,527,000
Revisions of previous estimates ...........      185,000      6,038,000
Extensions, discoveries and other additions      297,000      5,277,000
Purchase of minerals in place .............      185,000      6,306,000
Sale of minerals in place .................       (8,000)      (330,000)
Production ................................     (210,000)    (4,663,000)
                                              ----------    -----------
Balance, December 31, 1995 ................    1,573,000     36,155,000
                                              ==========    ===========
Proved developed reserves:
     At December 31, 1992 .................      771,000     23,158,000
                                              ==========    ===========
     At December 31, 1993 .................      918,000     24,631,000
                                              ==========    ===========
     At December 31, 1994 .................    1,124,000     23,527,000
                                              ==========    ===========
     At December 31, 1995 .................    1,322,000     30,491,000
                                              ==========    ===========
------------------------------------------------------------------------

                                                                            F-13
                               Page 33 of 51 Pages

The standardized measure of discounted future net revenues relating to proved natural gas and oil reserves are as follows:

---------------------------------------------------------------------------------------------------------
                                                                        YEAR ENDED DECEMBER 31,
                                                                 1995            1994            1993
---------------------------------------------------------------------------------------------------------
Future revenues ........................................   $ 123,045,000    $ 76,875,000    $ 78,531,000
Future production and development costs ................     (50,729,000)    (34,625,000)    (34,778,000)
Future income tax expenses .............................     (12,573,000)     (3,332,000)     (3,741,000)
                                                           -------------    ------------    ------------
Future net revenues ....................................      59,743,000      38,918,000      40,012,000
10% annual discount for estimated timing of net revenues     (22,290,000)    (13,687,000)    (14,104,000)
                                                           -------------    ------------    ------------
Standardized measure of discounted future net revenues .   $  37,453,000    $ 25,231,000    $ 25,908,000
                                                           =============    ============    ============
---------------------------------------------------------------------------------------------------------

Future revenues do not include an amount for salvage value on equipment owned by the Company. The Company estimates this amount at December 31, 1995 to be approximately $6,700,000 (net of plugging and abandoning costs) and $2,700,000 when discounted at 10%.

Following are the principal sources of change in the standardized measure of discounted future net revenues:

----------------------------------------------------------------------------------------------------------
                                                                          YEAR ENDED DECEMBER 31,
                                                                    1995          1994             1993
----------------------------------------------------------------------------------------------------------
Sale of natural gas and oil produced net of production costs   $ (8,364,000)   $(6,833,000)   $(6,654,000)
Net changes in prices and production costs .................      3,626,000     (1,092,000)       781,000
Purchase of minerals in place ..............................      7,377,000      1,889,000      4,636,000
Sales of minerals in place .................................       (376,000)           -0-            -0-
Extensions, discoveries and other additions ................      7,018,000      1,622,000      1,951,000
Revisions of previous quantity estimates ...................      7,114,000        559,000       (711,000)
Accretion of discount ......................................      2,739,000      2,833,000      2,464,000
Change in income taxes .....................................     (5,722,000)       262,000       (613,000)
Other ......................................................     (1,190,000)        83,000      1,220,000
                                                               ------------    -----------    -----------
Total ......................................................   $ 12,222,000    $  (677,000)   $ 3,074,000
                                                               ============    ===========    ===========
----------------------------------------------------------------------------------------------------------

Revisions include $2,859,000 related to the inclusion of undeveloped properties.

                               Page 34 of 51 Pages

CLINTON GAS SYSTEMS, INC.                                             SCHEDULE I
AND SUBSIDIARIES

CONDENSED BALANCE SHEETS OF PARENT


-------------------------------------------------------------------------------------------------
                                                                        1995              1994
ASSETS:
Cash and cash equivalents ........................................   $     13,000    $     12,000
Deferred income taxes ............................................        185,000         486,000
Investments in and advances to subsidiaries ......................     25,462,000      22,340,000
Other assets and investments .....................................        333,000         318,000
                                                                     ------------    ------------
TOTAL ASSETS .....................................................   $ 25,993,000    $ 23,156,000
                                                                     ============    ============
LIABILITIES:
Accrued expenses and accounts payable ............................   $     39,000    $     37,000
Accrued and deferred income taxes ................................        956,000         506,000
Debentures payable (A) ...........................................      1,718,000       1,723,000
                                                                     ------------    ------------
TOTAL LIABILITIES ................................................      2,713,000       2,266,000
                                                                     ------------    ------------


STOCKHOLDERS' EQUITY:
Preferred stock, no par value; authorized 2,000,000 shares, issued and outstanding - none
Common stock, $.0833 stated value; authorized 15,000,000 shares,

     issued 1995 and 1994 - 6,175,000 shares .....................        514,000         514,000
Additional paid-in-capital .......................................      7,552,000       7,552,000
Retained earnings ................................................     16,405,000      13,949,000
                                                                     ------------    ------------
     TOTAL .......................................................     24,471,000      22,015,000
Less treasury stock of 533,000 and 517,000 shares, respectively,
     at cost .....................................................     (1,191,000)     (1,125,000)
                                                                     ------------    ------------
TOTAL STOCKHOLDERS' EQUITY .......................................     23,280,000      20,890,000
                                                                     ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................   $ 25,993,000    $ 23,156,000
                                                                     ============    ============

(A) The maturities of debentures payable are as follows: 1996 - $-0-; 1997 - $-0-; 1998 - $-0-; 1999 - $178,000; 2000 - $220,000; thereafter $1,320,000.

                               Page 35 of 51 Pages

CLINTON GAS SYSTEMS, INC.                                             SCHEDULE I
AND SUBSIDIARIES
--------------------------------------------


CONDENSED STATEMENTS OF INCOME OF PARENT
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
-------------------------------------------------------------------------------------------------------
                                                                     1995           1994         1993
COSTS AND EXPENSES:
Selling, general and administrative expense ...................   $   191,000    $ 197,000    $ 195,000
INTEREST EXPENSE ..............................................       155,000      155,000      155,000
                                                                  -----------    ---------    ---------
TOTAL COSTS AND EXPENSES ......................................       346,000      352,000      350,000
                                                                  -----------    ---------    ---------
LOSS BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES,
      INCOME TAXES ............................................      (346,000)    (352,000)    (350,000)

EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES ............     3,624,000       82,000      882,000
                                                                  -----------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES .............................     3,278,000     (270,000)     532,000

INCOME TAXES (BENEFIT) (A) ....................................       822,000     (355,000)     (38,000)
                                                                  -----------    ---------    ---------
NET INCOME ....................................................   $ 2,456,000    $  85,000    $ 570,000
                                                                  ===========    =========    =========

(A) All income taxes are reflected on the parent, see Note 4 to Consolidated Financial Statements.


F-16
                               Page 36 of 51 Pages

CLINTON GAS SYSTEMS, INC.                                            SCHEDULE I
AND SUBSIDIARIES
--------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS OF PARENT
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:                                                                 1995           1994            1993
---------------------------------------------------------------------------------------------------------------------------
Net income .....................................................................   $ 2,456,000    $  85,000    $ 570,000
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization .............................................        11,000       11,000       13,000
     Provision for deferred income taxes .......................................       185,000     (356,000)    (113,000)
     Undistributed earnings of subsidiaries ....................................    (3,624,000)     (82,000)    (882,000)
   Changes in operating assets and liabilities:
     Other assets and investments ..............................................       (26,000)     (31,000)     (27,000)
     Accrued expenses and accounts payable .....................................         2,000       (9,000)       8,000
     Accrued income taxes ......................................................       566,000      (75,000)     (28,000)
                                                                                   -----------    ---------    ---------
Net cash used in operating activities ..........................................      (430,000)    (457,000)    (459,000)

Investing activities:

   Decrease in investments and advances to subsidiaries ........................       502,000      422,000      471,000
   Purchases of treasury  stock ................................................       (66,000)         -0-       (3,000)
   Principal payments on notes payable .........................................        (5,000)         -0-          -0-
                                                                                   -----------    ---------    ---------
Net cash provided by investing activities ......................................       431,000      422,000      468,000
                                                                                   -----------    ---------    ---------
Increase (decrease) in cash and cash equivalents ...............................         1,000      (35,000)       9,000

Cash and cash equivalents at beginning of year .................................        12,000       47,000       38,000
                                                                                   -----------    ---------    ---------
Cash and cash equivalents at end of year .......................................   $    13,000    $  12,000    $  47,000
                                                                                   ===========    =========    =========


Interest Expense:     The Company made interest payments of $155,000 in 1995,
                      1994, and 1993.

Income Taxes:         The Company made income tax payments of $-0-, $153,000,
                      and $105,000, respectively, in 1995, 1994, and 1993.

                               Page 37 of 51 Pages

CLINTON GAS SYSTEMS, INC.                                            SCHEDULE II
AND SUBSIDIARIES
--------------------------------------------


VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993
---------------------------------------------------------------------------------------------------------------------------
                                                                    Additions Charged to
                                                                ----------------------------
                                                Balance at                                                        Balance at
                                                 Beginning       Costs and         Other                             End
                Description                       of Year         Expenses        Accounts       Deductions        of Year
--------------------------------------------   -------------    ------------    ------------   --------------   --------------
YEAR ENDED DECEMBER 31, 1995:
Allowance for losses deducted from asset
     accounts:
     Other assets (mortgage loans receivable)       $ 10,000                                                          $ 10,000
     Land buildings and improvements........         380,000                                          380,000              -0-
                                               -------------                                   --------------   --------------
Total.......................................        $390,000                                         $380,000        $  10,000
                                               =============                                   ==============   ==============
YEAR ENDED DECEMBER 31, 1994:
Allowance for losses deducted from asset
         accounts:
     Other assets (mortgage loans receivable)       $ 10,000                                                          $ 10,000
     Land buildings and improvements........         380,000                                                           380,000
                                               -------------                                                    --------------
Total.......................................        $390,000                                                          $390,000
                                               =============                                                    ==============

YEAR ENDED DECEMBER 31, 1993:
Allowance for losses deducted from asset
accounts:
     Other assets (mortgage loans receivable)       $ 10,000                                                          $ 10,000
     Land buildings and improvements........         380,000                                                           380,000
                                               -------------                                                    --------------
Total.......................................        $390,000                                                          $390,000
                                               =============                                                    ==============

                               Page 38 of 51 Pages

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Columbus, State of Ohio, on this 26th day of March, 1996.

                                       CLINTON GAS SYSTEMS, IN.

                                   By: /s/ Jerry D. Jordan
                                       ------------------------------
                                       Jerry D. Jordan, Director and Chairman of
                                       the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

               SIGNATURE                                          TITLE                               DATE
               ---------                                          -----                               ----
      /S/ Jerry D. Jordan                        Director and Chairman of the Board (Principal        March 26, 1996
----------------------------------------         Executive Officer)
Jerry D. Jordan

                  *                              Director and President (Principal Operating          March 26, 1996
----------------------------------------         Officer)
F. Daniel Ryan

     /S/ Donald A. Nay                           Director and Vice President, Treasurer               March 26, 1996
----------------------------------------         (Principal Financial and Accounting Officer)
Donald A. Nay

                  *                              Director and Secretary                               March 26, 1996
----------------------------------------
R. L. Richards

                  *                              Director                                             March 26, 1996
----------------------------------------
Hal W. Field

                  *                              Director                                             March 26, 1996
----------------------------------------
Michael S. Guy

                  *                              Director                                            March 26, 1996
----------------------------------------
Duke W. Thomas

                  *                                                                                  March 26, 1996
----------------------------------------
R. David Thomas

   /S/ Jerry D. Jordan
----------------------------------------
Jerry D. Jordan, Attorney-in-Fact

*Power of Attorney

                               Page 39 of 51 Pages

                           CLINTON GAS SYSTEMS, INC.

                             EXHIBIT LIST AND INDEX

EXHIBIT                                                             EXHIBIT LOCATION OR PAGE NUMBER IN
NUMBER                            DESCRIPTION                       SEQUENTIAL NUMBERING SYSTEM
-------   ------------------------------------------------------    ------------------------------------
   3.1    Articles of Incorporation, as amended, of Clinton Gas     Incorporated by reference to Exhibit
          Systems, Inc.                                             3.1 of Registrant's 1987 Form 10-K.

   3.2    Code of Regulations, as Amended, of Clinton Gas           Incorporated by reference to Exhibit
          Systems, Inc.                                             3.2 of Registrant's 1987 Form 10-K.

   4.1    Indenture dated October 15, 1986, by and between          Incorporated by reference to Exhibit
          Leader Development Corp. and BancOhio National            4(a) of the Company's Registration
          Bank, trustee, in respect of Convertible Subordinated     Statement No. 33-8319 on Form S-2
          Debentures due 2006.                                      (the "Form S-2").

  10.1    CGAS Employee 401(k) Savings Plan                         Incorporated by reference to Exhibit
                                                                    10.2 of Registrant's 1989 Form 10-K.

  10.2    Fourth Restated Agreement among Clinton Gas               Incorporated by reference to Exhibit
          Marketing, Inc., The Clinton Oil Company, Eagle           10.6 of Registrant's 1991 Form 10-K.
          Mountain Energy Corporation, Bank One, Columbus,
          N.A. and NBD Bank, N.A., dated July 19, 1991

  10.3    Amendment to Fourth Restated Credit Agreement, dated      Incorporated by reference to Exhibit
          April 8, 1993.                                            10.3 of Registrant's 1993 Form 10-K.

  10.4    Amendment to CGAS Employee 401(k) Savings Plan,           Incorporated by reference to Exhibit
          dated December 30, 1994                                   10.4 of Registrant's 1994 Form 10-K.

  10.5    Modification Agreement to Fourth Restated Credit
          Agreement effective as of December 31, 1995               Page 41

  21.0    Subsidiaries of Registrant                                Page 42

  23.0    Consent of Deloitte & Touche LLP                          Page 43

  24.0    Powers of Attorney                                        Page 44


                              Page 40 of 51 Pages