Form 10-K/A
period 1995-12-31
CLINTON GAS SYSTEMS INC
filed 1996-04-26
CIK 702256

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

               For the fiscal year ended December 31, 1995

                        Commission file number  0-10833

                           CLINTON GAS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          OHIO                                           31-0813959
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        4770 INDIANOLA AVENUE, P.O. BOX 14981, COLUMBUS, OH  43214-0981
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          [ X ] YES                                [    ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                 [ X ]


The aggregate market value of Common Stock, no par value per share, held by non-affiliates BASED UPON THE CLOSING SALE PRICE, AS REPORTED ON THE NASDAQ STOCK MARKET, ON MARCH 20, 1996, WAS $17,146,876.

Number of Common Shares, no par value, outstanding at March 20, 1996:
5,642,143.

This amendment Number 1 is being filed by the Registrant in order to include all of the required information for Part III Items 10, 11, 12 and 13 in its Form 10-K for the fiscal year ended December 31, 1995.


                                Page 1 of 7 Pages

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information, as of March 20, 1996, concerning the directors and executive officers of the Company. Unless otherwise indicated, each such person has held his principal occupation for more than 5 years.




                                                                                                                DIRECTOR
                                            OFFICE HELD WITH THE COMPANY AND ITS                                 OF THE
                                        PRINCIPAL SUBSIDIARIES, PRINCIPAL OCCUPATION                            COMPANY
     NAME               AGE                  AND CERTAIN DIRECTORSHIPS HELD                                      SINCE
- ----------------        ---     ----------------------------------------------------------------------          --------
Jerry D. Jordan         61      Director of CGAS. Chairman of the Board and Chief Executive                       1986
                                Officer of CGAS, Clinton Oil and CGM effective June, 1988;
                                Director of CGM since April, 1995; prior thereto, attorney and partner with Vorys, Sater, Seymour and Pease, Columbus, Ohio.  Currently
                                President of the Ohio Oil and Gas Association, and a member of the
                                Board of Directors of the Gas Industry Standards Board.

F. Daniel Ryan          46      President and Director of CGAS since June, 1987. Vice Chairman and                1987
                                Director of Clinton Oil since January, 1989; Chairman and Director of CGM since April 1995 and Vice Chairman from January 1989 to
                                April 1995.

Donald A. Nay           63      Director of CGAS. Vice President, Treasurer and Chief Financial                   1988
                                Officer of CGAS since June, 1987; Director of COC since 1982 and
                                Executive Vice President since 1984; Director and Executive Vice
                                President of CGM since 1984.


R. L. Richards          47      Director and Secretary of CGAS. Since December, 1994, Managing                    1986
                                Director of RDT, Ltd.; prior thereto, President and Director of RDT
                                Corp., both of Dublin, Ohio.  Also Director of Acceptance Insurance Co.

Hal W. Field            66      Director of CGAS. Since June, 1994, Consultant, Amcena                            1987
                                Corporation, New York, New York, a holding company owning
                                Specialty Department Stores, Inc. and other companies.  From 1984 to May, 1994, Group Executive for Amcena Corporation.

Michael S. Guy          58      Director of CGAS. President of Michael S. Guy and Associates, Inc.,               1981
                                Hilliard, Ohio, a firm involved in insurance and financial planning.
                                Director of County Savings Bank.

Duke W. Thomas          59      Director of CGAS. Attorney and partner with Vorys, Sater, Seymour                 1986
                                and Pease, Columbus, Ohio; Director of Symix Systems, Inc. and
                                Ohio Bar Liability Insurance Company.

R. David Thomas         63      Director of CGAS. Chairman of the Board of CGAS from May, 1986                    1986
                                to June, 1987; Senior Chairman of the Board, Director and Founder
                                of Wendy's International, Inc., Dublin, Ohio, a restaurant operator and franchisor.

There are no family relationships among the executive officers and/or directors of the Company.


                             Page 2 of 7 Pages

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of the Company's common shares to file reports of ownership and changes in ownership on Forms with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all such Forms. Based on the Company's review of the copies of such Forms, the Company believes that all of its officers, directors and greater than ten percent shareholders complied with all filing requirements applicable to them with respect to transactions during 1995. The Company believes all officers, directors and greater than ten percent shareholders are current regarding their
Section 16(a) filings.

ITEM 11.  EXECUTIVE COMPENSATION

                      COMPENSATION OF EXECUTIVE MANAGEMENT

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table sets forth the compensation paid to the Company's executive officers during fiscal years 1995, 1994, and 1993:


                                                                          LONG TERM
                                  ANNUAL COMPENSATION                  COMPENSATION(1)
                           ---------------------------------        --------------------
                                                                                                ALL OTHER
     NAME AND                                                                                    COMPEN-
PRINCIPAL POSITION         YEAR       SALARY         BONUS(2)       AWARDS       PAYOUTS         SATION(4)
- ------------------         ----      --------        --------       ------       -------        ----------
Jerry D. Jordan            1995      $200,000        $100,000          --           --            $6,300
Chairman, Chief            1994      $200,000             (3)          --           --            $6,088
Executive Officer          1993      $200,000         $17,500          --           --            $7,050

F. Daniel Ryan             1995      $150,000         $50,000          --           --            $5,120
President, Chief           1994      $150,000             (3)          --           --            $5,286
Operating Officer          1993      $150,000          $8,750          --           --            $5,192

Donald A. Nay              1995      $140,000         $50,000          --           --            $5,560
Vice President, Chief      1994      $140,000             (3)          --           --            $5,451
Financial Officer          1993      $140,000          $8,750          --           --            $5,364


(1)  The Company has no long-term compensation plans.

(2)  Bonus payments earned for 1993 were paid to the recipients in 1994.

(3)  No bonuses were paid for 1994.

(4)  "All Other Compensation" for 1995 includes the following:
     (i) contributions of $4,500 each to the Company's 401(k) Plan on behalf of Messrs. Jordan, Ryan and Nay; (ii) the compensation element of premiums for Split Dollar policies for the partial benefit of the heirs of Messrs. Jordan, Ryan and Nay of $1,800, $620 and $1,060, respectively.

BOARD COMPENSATION

     Each director of the Company, other than directors who are salaried employees of the Company, are paid $300 for each Board of Directors meeting attended and $100 for each Committee meeting attended.

EXECUTIVE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company does not have a Compensation Commmittee. Historically, the compensation of the Company's executive officers has been approved by the Company's non-employee directors, who constitute a majority of the directors of the Company, based upon recommendations of the Company's Executive Committee.


                                Page 3 of 7 Pages

     The Executive Committee consists of five Directors, including Mr. Jordan and Mr. Ryan, who are executive officers of the Company. As such, Messrs. Jordan and Ryan participated in deliberations of the Committee concerning recommendations to the Board on executive compensation, although neither voted on any policy or action which affected his own salary or bonus.

     Duke W. Thomas, who serves on the Executive Committee, is a partner in the law firm of Vorys, Sater, Seymour and Pease, which serves as legal counsel to the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     The following table sets forth, as of March 20, 1996, certain information with respect to the Company's common shares owned beneficially by the only persons known to the Company to be the beneficial owners of more than five percent (5%) of the outstanding common shares of the Company, by each director, by each Executive Officer named in the Summary Compensation Table, and by all directors and executive officers as a group:


                                                                  AMOUNT AND NATURE OF                     PERCENT OF
NAME AND ADDRESS*                                               BENEFICIAL OWNERSHIP (1)                  COMMON SHS. (2)
- ---------------------------------                               ------------------------                  ---------------
Jerry D. Jordan (3) (4)                                             709,314 (5)                               12.6%
4770 Indianola Ave.
Columbus, OH 43214

Duke W. Thomas (3)                                                  616,895                                   10.9%
52 East Gay Street
Columbus, OH 43215

Thomas B. Ridgley                                                   616,895                                   10.9%
52 East Gay Street
Columbus, OH 43215

Hal W. Field (3)                                                    592,530 (6)                               10.5%
6251 Crooked Creek Road
Norcross, GA 30092

F. Daniel Ryan (3) (4)                                              579,696 (7)(8)                            10.3%
4770 Indianola Ave.
Columbus, OH 43214

R. David Thomas (3)                                                 234,273 (9)                                4.1%

Donald A. Nay (3) (4)                                               130,015 (8)(10)                            2.3%

Michael S. Guy (3)                                                   70,589 (11)                               1.3%

R. L. Richards (3)                                                   19,125                                     **

All directors and executive officers as a                         2,952,437 (5)(6)(7)(8)(9)(10)(11)             52%
group (8 persons)


 *  Address shown for beneficial owners of more than 5% only.

**  Represents less than 1% of class.


                                             Page 4 of 7 Pages

 (1) Represents sole voting and investment power except as otherwise noted. The information with respect to beneficial ownership is based upon information furnished by each director or officer, or information contained in filings made with the Securities and Exchange Commission.

 (2) Based upon 5,642,143 of the Company's common shares outstanding as of March 20, 1996.

 (3)  Director of the Company.

 (4)  Executive Officer of the Company.

 (5) Does not include 2,756 common shares held of record by Mr. Jordan's wife as to which Mr. Jordan disclaims any beneficial ownership.

 (6) All of Mr. Field's common shares are held of record by Mr. Field's wife or by Mr. Field as Trustee for certain Educational Trusts for the grandchildren of Mr. and Mrs. Field. Mr. Field has retained sole voting and investment power.

 (7) Mr. Ryan has sole voting and investment power with respect to 578,996 of these common shares. Includes 700 shares which Mr. Ryan holds as custodian for his two minor children.

 (8) Includes shares held in the 401(k) accounts of Mr. Ryan (4,464 shares) and Mr. Nay (3,166 shares).

 (9) Does not include 47,249 common shares held of record by the wife of Mr. R. David Thomas as to which Mr. Thomas disclaims any beneficial interest. Does not include 40,000 common shares held of record by the wife of Mr. Thomas for the benefit of six grandchildren of Mr. Thomas and his wife for which his wife serves as custodian and as to which Mr. Thomas disclaims any beneficial interest. Also does not include 1,867 common shares which may be acquired upon conversion of $14,000 in face amount of 9% Convertible Subordinated Debentures of the Company (the "Debentures") held of record by the wife of Mr. Thomas, or 6,133 in the aggregate of common shares which may be acquired upon conversion of $46,000 in the aggregate of Debentures held of record by trust for the benefit of four grandchildren of Mr. Thomas and his wife for which his wife serves as custodian and as to which Mr. Thomas disclaims any beneficial interest. The Debentures are immediately convertible into common shares of the Company at an initial conversion price of $7.50 per share, subject to adjustment under certain circumstances.

(10) Includes 1,391 shares held in Mr. Nay's IRA account. Does not include 1,043 shares held in the IRA account of Mr. Nay's wife as to which Mr. Nay disclaims any beneficial ownership.

(11) Includes 7,033 common shares held of record by Michael S. Guy Keogh #1 and 27,150 common shares held of record by Michael S. Guy IRA Rollover.

     On February 14, 1996 the Company announced that it was engaged in discussions regarding the possible sale of the Company and that the other party had been granted an exclusive period to conduct a review. The Company has extended the exclusive review period until May 3, 1996. As of the date hereof, no sale agreement has been entered into.


                                Page 5 of 7 Pages

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   CERTAIN TRANSACTIONS INVOLVING MANAGEMENT

     From time to time, officers and directors of the Company have purchased interests in natural gas and oil drilling programs sponsored by the Company. Such interests have been purchased by officers and directors of the Company on terms which are not more favorable than the terms offered to other persons who are not affiliated with the Company.

     During the early 1980's, predecessors of the Company made loans to general partnerships composed of employees of such predecessors to provide funds for investment in certain drilling programs sponsored by affiliated companies. Donald A. Nay is the only executive officer or director of the Company who was a partner in any of these partnerships as of December 31, 1995. In 1987, these loans were transferred to the Company as a part of the merger of the Clinton American Companies into the Company. The proceeds attributable to each partnership's interest in drilling programs has been applied to pay interest and principal on each partnership's loan until the loan is paid in full. No interest income was recorded in 1994 or 1995 based on the Company's assessment of collectibility. The largest aggregate amount of indebtedness outstanding in 1995 with respect to loans to the partnerships in which Donald A. Nay was a general partner was $218,000. As of December 31, 1995, the outstanding aggregate principal balance of such loans was $218,000. As of January 1, 1996 the Company purchased all of the partnership interests of the partners in these partnerships in exchange for extinguishment of the debt of these partnerships to the Company.


                                Page 6 of 7 Pages

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Columbus, State of Ohio, on this 25th day of April, 1996.

                          CLINTON GAS SYSTEMS, INC.


                          By: /s/ Jerry D. Jordan
                             ---------------------------------------------------
                             Jerry D. Jordan, Director and Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                SIGNATURE                                             TITLE                                  DATE
- ---------------------------------------------       ---------------------------------------------        --------------

/s/ Jerry D. Jordan
- ---------------------------------------------       Director and Chairman of the Board (Principal        April 25, 1996
Jerry D. Jordan                                     Executive Officer)


                *                                   Director and President (Principal Operating          April 25, 1996
- ---------------------------------------------       Officer)
F. Daniel Ryan


/s/ Donald A. Nay                                   Director and Vice President, Treasurer               April 25, 1996
- ---------------------------------------------       (Principal Financial and Accounting Officer)
Donald A. Nay



                     *                              Director and Secretary                               April 25, 1996
- ---------------------------------------------
R. L. Richards


                     *                              Director                                             April 25, 1996
- ---------------------------------------------
Hal W. Field


                     *                              Director                                             April 25, 1996
- ---------------------------------------------
Michael S. Guy


                     *                              Director                                             April 25, 1996
- ---------------------------------------------
Duke W. Thomas


                     *                              Director                                             April 25, 1996
- ---------------------------------------------
R. David Thomas


/s/ Jerry D. Jordan
- ---------------------------------------------
Jerry D. Jordan, Attorney-in-Fact

*Power of Attorney


                                                        Page 7 of 7 Pages