Form 10-Q
period 1996-03-31
CLINTON GAS SYSTEMS INC
filed 1996-05-14
CIK 702256

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 1996


                       Commission File Number    0-10833
                                              -------------

                           CLINTON GAS SYSTEMS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             OHIO                                          31-0813959
- --------------------------------------------------------------------------------
 (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)


     4770 Indianola Avenue           Columbus, Ohio            43214
- --------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                (614)   888-9588
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

                             Yes   X      No
                                -------     -------

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
- --------------------------------------------------------------------------------

                                           March 31,
                                              1996                 December 31,
ASSETS:                                   (Unaudited)                  1995
- -----------------------------           ---------------           --------------
CURRENT ASSETS:

  Cash and cash equivalents               $ 1,076,000               $ 1,729,000
  Receivables                              20,764,000                13,991,000
  Prepaid expenses and other                  727,000                   652,000
  Deferred income taxes                       185,000                   185,000
  Costs in excess of billings
    on uncompleted wells                       29,000                         0
                                          -----------               -----------
TOTAL CURRENT ASSETS                       22,781,000                16,557,000
                                          -----------              - ----------


PROPERTY - At Cost:

  Proved natural gas and
    oil properties                         55,880,000                55,799,000
  Pipeline systems and other               12,858,000                12,671,000
  Land, building and improvements           2,438,000                 2,437,000
  Well and field equipment                  3,252,000                 3,207,000
  Office equipment                          2,164,000                 2,125,000
                                          -----------               -----------
  Total Property                           76,592,000                76,239,000

  Accumulated depreciation, depletion
    and amortization                       42,435,000                41,401,000
                                          -----------               -----------
PROPERTY - NET                             34,157,000                34,838,000
                                           ----------               -----------

OTHER ASSETS                                  518,000                   523,000
                                          -----------               -----------
TOTAL ASSETS                              $57,456,000               $51,918,000
                                          ===========               ===========




                              Page 2 of 11 pages.

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
- --------------------------------------------------------------------------------

                                                March 31,
                                                  1996            December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY:          (Unaudited)             1995
- -------------------------------------          -----------        ------------
CURRENT LIABILITIES:
  Current maturities of long-term debt:
    Notes payable                            $   140,000          $   120,000
    Mortgages payable                            846,000              856,000
  Accounts payable                            16,236,000           11,707,000
  Accrued liabilities and expenses             1,470,000            1,299,000
  Receipts in excess of costs
    on uncompleted wells                               0              322,000
  Accrued income taxes                            66,000              566,000
                                             -----------          -----------
TOTAL CURRENT LIABILITIES                     18,758,000           14,870,000
                                             -----------          -----------

LONG-TERM DEBT (Less current maturities):
  Notes payable                               14,754,000           13,234,000
  Mortgages payable                              140,000              144,000
                                             -----------          -----------
TOTAL LONG-TERM DEBT                          14,894,000           13,378,000
                                             -----------          -----------
DEFERRED INCOME TAXES                            316,000              390,000
                                             -----------          -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value;
    Authorized - 2,000,000 shares;
    Issued and oustanding - none.
  Common stock, $.0833 stated value;
    Authorized - 15,000,000 shares;
    Issued 1996 and 1995 - 6,175,000 shares      514,000              514,000
  Additional paid-in capital                   7,552,000            7,552,000
  Retained earnings                           16,613,000           16,405,000
                                             -----------          -----------
TOTAL                                         24,679,000           24,471,000
  Less treasury stock of
    533,000 shares, at cost                   (1,191,000)          (1,191,000)
                                             -----------          -----------
TOTAL STOCKHOLDERS' EQUITY                    23,488,000           23,280,000
                                             -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $57,456,000          $51,918,000
                                             ===========          ===========




                              Page 3 of 11 pages.

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

Consolidated Statements of Income
For the Quarters Ended March 31, 1996 and 1995 (Unaudited)
- -------------------------------------------------------------------------------

                                                   Quarters Ended March 31,
                                                 1996                    1995
                                               ----------             ----------
REVENUE:
  Natural gas marketing                       $41,597,000            $15,187,000
  Natural gas and oil sales                     3,305,000              3,870,000
  Well operating, transportation and other        627,000                814,000
  Drilling                                        275,000                795,000
                                               ----------             ----------
TOTAL REVENUE                                  45,804,000             20,666,000
                                               ----------             ----------

COSTS AND EXPENSES:
  Natural gas marketing                        40,625,000             14,343,000
  Natural gas and oil production:
    Depreciation, depletion and amortization      839,000              1,200,000
    Production costs                            1,284,000              1,192,000
  Other costs and expenses                      1,327,000              1,432,000
  Drilling                                        307,000              1,023,000
  Selling, general and administrative expenses    932,000                720,000
                                               ----------             ----------
TOTAL COSTS AND EXPENSES                       45,314,000             19,910,000
                                               ----------             ----------

OPERATING INCOME                                  490,000                756,000
OTHER INCOME (EXPENSE):
  Interest expense                               (294,000)              (370,000)
  Interest, dividend, and other income             19,000                 12,000
                                               ----------             ----------

INCOME BEFORE INCOME TAXES                        215,000                398,000
INCOME TAXES                                        7,000                 87,000
                                               ----------             ----------

NET INCOME                                       $208,000               $311,000
                                               ==========             ==========

NET INCOME PER COMMON SHARE                        $0.037                 $0.055
                                               ==========             ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                      5,642,000              5,658,000
                                               ==========             ==========





                              Page 4 of 11 pages.

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
for the Quarters Ended March 31, 1996 and 1995 (Unaudited)
- --------------------------------------------------------------------------------


                                                                                               Quarter Ended March 31,
OPERATING ACTIVITIES                                                                        1996                    1995
- -------------------------------------------------------------------------                ----------              ----------
Net income                                                                                 $208,000                $311,000
Adjustments to reconcile net income to cash (used in) provided by operating activities:
    Depreciation, depletion, and amortization                                             1,098,000               1,637,000
    (Benefit) provision for deferred income taxes                                           (74,000)                 60,000
    (Gain) loss from disposition of property and investments                                 (1,000)                  4,000

Change in operating assets and liabilities:
    Receivables                                                                          (6,773,000)                458,000
    Prepaid expenses and other current assets                                               (75,000)                194,000
    Costs in excess of billings on uncompleted wells                                        (29,000)                301,000
    Accounts payable                                                                      4,799,000              (1,100,000)
    Accrued liabilities and expenses                                                        171,000                       0
    Receipts in excess of costs on uncompleted wells                                       (322,000)                 98,000
    Accrued income taxes                                                                   (500,000)                      0
                                                                                         ----------              ----------
Net cash (used in) provided by operating activities                                      (1,498,000)              1,963,000
                                                                                         ----------              ----------

INVESTING ACTIVITIES
- -------------------------------------------------------------------------
Purchase of property                                                                       (668,000)             (1,537,000)
Proceeds from sale of property                                                               10,000                  13,000
Changes in other assets                                                                      (2,000)                (14,000)
                                                                                         ----------              ----------
Net cash (used in) investing activities                                                    (660,000)             (1,538,000)
                                                                                         ----------              ----------


FINANCING ACTIVITIES
- -------------------------------------------------------------------------
Proceeds from notes and mortgages payable                                                 9,500,000               2,750,000
Principal payments on notes and mortgages payable                                        (7,995,000)             (2,805,000)
                                                                                         ----------              ----------
Net cash provided by (used in) financing activities                                       1,505,000                 (55,000)
                                                                                         ----------              ----------
(Decrease) increase in cash and cash equivalents                                           (653,000)                370,000
Cash and cash equivalents at beginning of year                                            1,729,000               1,169,000
                                                                                         ----------              ----------
Cash and cash equivalents at end of period                                               $1,076,000              $1,539,000
                                                                                         ==========              ==========





                              Page 5 of 11 pages.

CLINTON GAS SYSTEMS, INC. AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS


ACCOUNTING POLICIES : The Company considers all highly liquid investments with a maturity of three months or less when purchased to be "cash equivalents."


NON-CASH INVESTING AND FINANCING ACTIVITIES : During the current year the Company incurred capital lease and other obligations of $21,000 in connection with agreements to purchase equipment. Included in accounts payable at December 31, 1995 is an unpaid liability of $270,000 to purchase natural gas and oil properties.

INTEREST EXPENSE : The Company incurred interest expense and made interest payments as follows:

                             Total Interest        Total Interest
      Period                Expense Incurred        Payments Made
- ----------------            ----------------        -------------
Quarter ended
  March 31, 1996                $294,000               $117,000

Quarter ended
  March 31, 1995                $387,000               $215,000



Income Taxes : The Company made income tax payments of $580,000 and $0, respectively, for the quarters ended March 31, 1996 and March 31, 1995.






                              Page 6 of 11 pages.

CLINTON GAS SYSTEMS, INC. AND SUBSIDIARIES


Notes to Interim Financial Statements


  1.) In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Clinton Gas Systems, Inc.'s financial position as of March 31, 1996, and the results of its operations and changes in cash flow for the three months then ended.


  2.) The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

  3.) The Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which was effective January 1, 1996. The Registrant adopted the requirements of this statement in 1996 and it did not have a significant effect on the financial condition or results of operations.





                              Page 7 of 11 pages.

                           CLINTON GAS SYSTEMS, INC.
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

  During 1996 the Company has participated in the successful completion of 8 exploratory wells. The future sale of natural gas and oil production from these discoveries will provide future cash flow to improve the liquidity of the Company.

  The Company's cash flow from operations and bank credit facility are the major sources of funds to meet its financing requirements. Net income plus depreciation was $1,306,000 for the first quarter of 1996 compared to $1,948,000 for the first quarter of 1995. At March 31, 1996 the Company had a $15,000,000 credit arrangement with its two banks and $12,800,000 had been borrowed. The amount owed to banks at May 10, 1996 was $10,500,000. The credit line is reviewed by the banks semiannually and the amount of available credit is based on the estimated net revenues from the Company's proved developed natural gas and oil reserves. The credit agreement contains certain restrictions and debt covenants. At March 31, 1996 the Company was in compliance with all restrictions and debt covenants.

  The Company's working capital increased to $4,023,000 at March 31, 1996 compared to $1,687,000 at December 31, 1995. Total current and long term debt increased to $15,880,000 at March 31, 1996 from $14,354,000 at December 31, 1995.

  Capital expenditures were $419,000 for the first quarter of 1996 compared to $914,000 for the first quarter of 1995. In the current quarter approximately $107,000 was expended for the drilling and equipping of exploratory wells and $184,000 for expanding the Company's exploratory acreage position. The remaining 1996 capital outlays of $128,000 were expended for transportation systems and other expenditures.

RESULTS OF OPERATIONS

  Net income was $208,000 or $.037 per share for the first quarter of 1996 compared to $311,000 or $.055 per share in 1995. The change was principally due to reduced operating income from natural gas and oil production and greater selling, general and administrative costs. These decreases were partially offset by improved margins from gas marketing activities, reduced interest expense and lower dry hole costs from exploratory wells.

  Natural gas marketing revenues increased to $41,597,000 in 1996 from $15,187,000 in 1995. The change was due to a 48% increase in sales volume combined with increases in the average price of natural gas sold. Purchases of natural gas also increased to $40,625,000 from $14,343,000 in 1995 as a result of the increased volume and higher unit costs of supply. Overall, the operating income from gas marketing activities improved by $128,000 to $972,000 in 1996 from $844,000 in 1995.




                              Page 8 of 11 pages.

  Revenues from the sale of natural gas and oil production decreased by $565,000 to $3,305,000 in 1996 from $3,870,000 in 1995. The 1995 period included revenues of $1,292,000 from the recognition of gas measurement variances. The remaining change was due to increased production and improved prices. Increased production and sales of oil and gas from exploratory wells and acquisitions added $592,000 to revenues. Improvements in sales prices increased revenues by $135,000. The weighted average sales price of natural gas increased by 12% to $2.58 per MCF in 1996 compared to $2.31 in 1995. Oil prices also improved by 7% to $17.91 per barrel in 1996 from $16.67 per barrel in 1995. Depreciation depletion and amortization of natural gas and oil properties decreased to $839,000 in 1996 from $1,200,000 in 1995. The change was due to lower amortization on older wells. Production costs increased by 8% to $1,284,000 in 1996 from $1,192,000 in 1995 due principally to expenses associated with natural gas and oil reserve acquisitions. As a result of these factors, the operating income from natural gas and oil production decreased to $1,182,000 in 1996 from $1,478,000 in 1995.

  Revenues from well operating, transportation and other decreased to $627,000 in 1996 from $814,000 in 1995. In the fourth quarter of 1995 the Company purchased most of the remaining investor interest in the assets of 150 limited partnerships and co-ownership projects for which the Company is the general partner or project manager. As a result, the revenues from operation of the wells attributable to investor interests in the programs decreased in 1996. This change plus lower income from real estate properties of $35,000 account for most of the decrease in revenues from well operating, transportation and other.

  Other costs and expenses include expenses related to operating and managing producing wells, real estate activities, maintenance of transportation systems, and support costs for exploratory activities. Total costs decreased to $1,327,000 in 1996 from $1,432,000 in 1995. Costs related to exploratory activities rose by $121,000 due to increased costs of maintaining exploratory acreage and staffing expenses. The remaining change was due to lower expenses of real estate properties due to the sale of properties in 1995.

  Revenues from drilling and completion decreased to $275,000 in 1996 from $795,000 in 1995 due to a decrease in the number of completed wells sponsored by the Company. Related drilling costs also decreased to $307,000 in 1996 from $1,023,000 in 1995. The Company incurred operating losses of $32,000 in 1996 and $228,000 in 1995 as a result of dry hole costs incurred on exploratory wells.

  Selling, general and administrative expenses increased to $932,000 in 1996 from $720,000 in 1995. The principal cause of the increase was greater selling and administrative costs for gas marketing activities.

  Interest expense decreased by $76,000 to $294,000 in 1996 from $370,000 in 1995. The decrease was due to lower interest rates on the Company's credit line combined with reduced debt levels. The weighted average interest rate decreased to 8.2% in 1996 from 8.9% in 1995. The weighted average debt on the Company's credit facility decreased to $10,723,000 for the first quarter of 1996 compared to $13,458,000 in the first quarter of 1995.

  The federal income tax expense was $7,000 in 1996 compared to $87,000 in 1995. The amounts for both periods include the tax benefits of percentage depletion that are earned by the Company during the year.





                              Page 9 of 11 pages.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with Securities and Exchange Commission.


                           PART II OTHER INFORMATION
                           -------------------------

                           CLINTON GAS SYSTEMS, INC.
                                AND SUBSIDIARIES


Item 1.    Legal Proceedings.
- -----------------------------
           N/A


Item 2.    Changes in Securities.
- ---------------------------------
           N/A


Item 3.    Defaults Upon Senior Securities.
- -------------------------------------------
           N/A


Item 4.    Submission of Matters to a Vote of Security Holders.
- ---------------------------------------------------------------
           N/A


Item 5.    Other Information.
- -----------------------------
           N/A


Item 6.    Exhibits and Reports on Form 8-K.
- --------------------------------------------
           27.0    Financial Data Schedule




                              Page 10 of 11 pages.

                           CLINTON GAS SYSTEMS, INC.
                                AND SUBSIDIARIES


                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CLINTON GAS SYSTEMS, INC.
                                                   (Registrant)


Date:   May 14, 1996                        /s/ Jerry D. Jordan
     -----------------                  --------------------------------------
                                        Jerry D. Jordan, Chairman of the Board


Date:   May 14, 1996                        /s/ Donald A. Nay
     -----------------                  --------------------------------------
                                        Donald A. Nay, Vice President,
                                        Treasurer, Chief Financial Officer






                              Page 11 of 11 pages.