Form 10-K/A
period 1995-12-31
CLINTON GAS SYSTEMS INC
filed 1996-07-24
CIK 702256

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           [X] Yes          [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                      [X]


The aggregate market value of Common Stock, no par value per share, held by non-affiliates based upon the closing sale price, as reported on The Nasdaq Stock Market, on March 20, 1996, was $17,146,876.

Number of Common Shares, no par value, outstanding at March 20, 1996: 5,642,143.


This amendment Number 2 is being filed by the Registrant in order to correct information for Part III Item 12 in its Form 10-K for the fiscal year ended December 31, 1995.



                               Page 1 of 4 Pages

                                   PART III

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

                            Amount and Nature of        Percent of
Name and Address*         Beneficial Ownership (1)    Common Shs. (2)
- ------------------        ------------------------    ---------------
Jerry D. Jordan (3) (4)           709,313 (5)             12.6%
4770 Indianola Ave.
Columbus, OH 43214

Duke W. Thomas (3)                616,895                 10.9%
52 East Gay Street
Columbus, OH 43215

Thomas B. Ridgley                 616,895                 10.9%
52 East Gay Street
Columbus, OH 43215

Hal W. Field (3)                  592,860 (6)             10.5%
6251 Crooked Creek Road
Norcross, GA 30092

F. Daniel Ryan (3) (4)            579,696 (7)(8)          10.3%
4770 Indianola Ave.
Columbus, OH 43214

R. David Thomas (3)               234,273 (9)              4.1%

Donald A. Nay (3) (4)             130,015 (8)(10)          2.3%

Michael S. Guy (3)                 70,589 (11)             1.3%

R. L. Richards (3)                 19,125                   **

All directors and executive
officers as a group             2,952,766                 52%
(8 persons)                        (5)(6)(7)(8)(9)
                                   (10)(11)

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


                               Page 2 of 4 Pages

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

(11) Includes 7,033 common shares held of record by Michael S. Guy Keogh #1 and 27,150 common shares held of record by Michael S. Guy IRA Rollover.

     On February 14, 1996 the Company announced that it was engaged in discussions regarding the possible sale of the Company and that the other party had been granted an exclusive period to conduct a review. The Company has extended the exclusive review period until May 3, 1996. As of April 25, 1996, no sale agreement had been entered into.


                               Page 3 of 4 Pages

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Columbus, State of Ohio, on this 24th day of July, 1996.

                                 By: /s/ Jerry D. Jordan
                                         --------------------------------
                                         Jerry D. Jordan, Director and
                                         Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

   Signature                            Title                        Date
- --------------------------          -------------                 ----------

/s/ Jerry D. Jordan           Director and Chairman of the       July 24, 1996
__________________________    Board (Principal Executive
Jerry D. Jordan               Officer)


                              Director and President             July 24, 1996
             *                (Principal Operating Officer)
__________________________
F. Daniel Ryan


                              Director and Vice President,       July 24, 1996
/s/ Donald A. Nay             Treasurer (Principal Financial
________________________      and Accounting Officer)
Donald A. Nay

             *                Director and Secretary             July 24, 1996
___________________________
R. L. Richards


             *                Director                           July 24, 1996
___________________________
Hal W. Field


             *                Director                           July 24, 1996
___________________________
Michael S. Guy


             *                Director                           July 24, 1996
___________________________
Duke W. Thomas


             *                Director                           July 24, 1996
___________________________
R. David Thomas


/s/ Jerry D. Jordan
_____________________________________
Jerry D. Jordan, Attorney-in-Fact


*Power of Attorney

                               Page 4 of 4 Pages