Form 10-Q
period 1996-06-30
CLINTON GAS SYSTEMS INC
filed 1996-08-14
CIK 702256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended June 30, 1996


                        Commission File Number 0-10833

                           CLINTON GAS SYSTEMS, INC.
          -----------------------------------------------------------

            (Exact name of registrant as specified in its charter)


                OHIO                                   31-0813959
   -------------------------------        ------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


                  4770 Indianola Avenue, Columbus, Ohio 43214
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (614) 888-9588
                  -----------------------------------------
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

   Yes _X_           No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                  Common Stock - 5,681,517 shares outstanding

                                $ -0- par value


                              Page 1 of 12 pages.

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
- --------------------------------------------------------------------------------




                                                       June 30,
                                                         1996       December 31,
ASSETS:                                              (Unaudited)        1995
- ------------------------------------                 -----------    ------------
CURRENT ASSETS:

   Cash and cash equivalents                         $ 1,496,000     $ 1,729,000
   Receivables                                        14,212,000      13,991,000
   Prepaid expenses and other                            791,000         652,000
   Deferred income taxes                                 201,000         185,000
                                                     -----------     -----------
TOTAL CURRENT ASSETS                                  16,700,000      16,557,000
                                                     -----------     -----------

PROPERTY - At Cost:
   Proved natural gas and oil properties              55,954,000      55,799,000
   Pipeline systems and other                         12,953,000      12,671,000
   Land, building and improvements                     2,438,000       2,437,000
   Well and field equipment                            3,249,000       3,207,000
   Office equipment                                    2,207,000       2,125,000
                                                     -----------     -----------
   Total Property                                     76,801,000      76,239,000

   Accumulated depreciation, depletion and
   amortization                                       43,259,000      41,401,000
                                                     -----------     -----------

PROPERTY - NET                                        33,542,000      34,838,000
                                                     -----------     -----------

OTHER ASSETS                                             520,000         523,000
                                                     -----------     -----------
TOTAL ASSETS                                         $50,762,000     $51,918,000
                                                     ===========     ===========



                              Page 2 of 12 pages.

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
- --------------------------------------------------------------------------------
                                                     June 30,
                                                       1996         December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY:               (Unaudited)        1995
- -------------------------------------               -----------      --------

CURRENT LIABILITIES:

   Current maturities of long-term debt:
      Notes payable                               $    136,000     $    120,000
      Mortgages payable                                834,000          856,000
   Accounts payable                                 10,784,000       11,707,000
   Accrued liabilities and expenses                  1,198,000        1,299,000
   Receipts in excess of costs on
      uncompleted wells                                229,000          322,000
   Accrued income taxes                                      0          566,000
                                                  ------------     ------------
TOTAL CURRENT LIABILITIES                           13,181,000       14,870,000
                                                  ------------     ------------

LONG-TERM DEBT (Less current maturities):
   Notes payable                                    14,124,000       13,234,000
   Mortgages payable                                   136,000          144,000
                                                  ------------     ------------
TOTAL LONG-TERM DEBT                                14,260,000       13,378,000
                                                  ------------     ------------
DEFERRED INCOME TAXES                                        0          390,000
                                                  ------------     ------------
STOCKHOLDERS' EQUITY:

Preferred stock, no par value; Authorized
   - 2,000,000 shares;
   Issued and oustanding - none.
Common stock, $.0833 stated value;
   Authorized-15,000,000 shares;
   Issued 1996-6,215,000 and
   1995-6,175,000 shares                               518,000          514,000
Additional paid-in capital                           7,678,000        7,552,000
Retained earnings                                   16,320,000       16,405,000
                                                  ------------     ------------
TOTAL                                               24,516,000       24,471,000

  Less treasury stock of 533,000 shares, at cost    (1,195,000)      (1,191,000)
                                                  ------------     ------------

TOTAL STOCKHOLDERS' EQUITY                          23,321,000       23,280,000
                                                  ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 50,762,000     $ 51,918,000
                                                  ============     ============


                              Page 3 of 12 pages.

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES


Consolidated Statements of Income
For the Quarters Ended June 30, 1996 and 1995 (Unaudited)
- --------------------------------------------------------------------------------

                                                      Quarters Ended June 30,
                                                       1996            1995
                                                    ----------      ----------
REVENUE:
   Natural gas marketing                         $ 24,797,000      $ 15,085,000
   Natural gas and oil sales                        3,469,000         2,994,000
   Well operating, transportation and other           611,000           915,000
   Drilling                                           616,000           597,000
                                                 ------------      ------------
TOTAL REVENUE                                      29,493,000        19,591,000
                                                 ------------      ------------

COSTS AND EXPENSES:
   Natural gas marketing                           24,384,000        14,547,000
   Natural gas and oil production:
      Depreciation, depletion and amortization        795,000           908,000
      Production costs                              1,330,000         1,153,000
   Other costs and expenses                         1,278,000           969,000
   Drilling                                           796,000           797,000
   Selling, general and administrative expenses       957,000           827,000
   Merger expenses                                    241,000                 0
                                                 ------------      ------------
TOTAL COSTS AND EXPENSES                           29,781,000        19,201,000
                                                 ------------      ------------
OPERATING (LOSS)INCOME                               (288,000)          390,000

OTHER INCOME (EXPENSE):
   Interest expense                                  (279,000)         (375,000)
   Interest, dividend, and other income                23,000            13,000
                                                 ------------      ------------
(LOSS)INCOME BEFORE INCOME TAXES                     (544,000)           28,000
INCOME TAXES (BENEFIT)                               (251,000)          (38,000)
                                                 ------------      ------------

NET (LOSS)INCOME                                 ($   293,000)     $     66,000
                                                 ============      ============
NET (LOSS)INCOME PER COMMON SHARE                ($     0.052)     $      0.012
                                                 ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                  5,662,000         5,658,000
                                                 ============      ============



                              Page 4 of 12 pages.

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES


Consolidated Statements of Income
For the Six Months Ended June 30, 1996 and 1995 (Unaudited)
- --------------------------------------------------------------------------------


                                                    Six Months Ended June 30,
                                                     1996              1995
                                                   --------          --------
REVENUE:
   Natural gas marketing                         $ 66,394,000      $ 30,272,000
   Natural gas and oil sales                        6,774,000         6,864,000
   Well operating, transportation and other         1,238,000         1,729,000
   Drilling                                           891,000         1,392,000
                                                 ------------      ------------
TOTAL REVENUE                                      75,297,000        40,257,000
                                                 ------------      ------------

COSTS AND EXPENSES:
   Natural gas marketing                           65,009,000        28,890,000
   Natural gas and oil production:
      Depreciation, depletion and amortization      1,634,000         2,108,000
      Production costs                              2,614,000         2,345,000
   Other costs and expenses                         2,605,000         2,401,000
   Drilling                                         1,103,000         1,820,000
   Selling, general and administrative expenses     1,889,000         1,547,000
   Merger expenses                                    241,000                 0
                                                 ------------      ------------
TOTAL COSTS AND EXPENSES                           75,095,000        39,111,000
                                                 ------------      ------------
OPERATING INCOME                                      202,000         1,146,000

OTHER INCOME (EXPENSE):
   Interest expense                                  (573,000)         (745,000)
   Interest, dividend, and other income                42,000            25,000
                                                 ------------      ------------
(LOSS)INCOME BEFORE INCOME TAXES                     (329,000)          426,000
INCOME TAXES (BENEFIT)                               (244,000)           49,000
                                                 ------------      ------------

NET (LOSS)INCOME                                 ($    85,000)     $    377,000
                                                 ============      ============
NET (LOSS)INCOME PER COMMON SHARE                ($     0.015)     $      0.067
                                                 ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                  5,652,000         5,658,000
                                                 ============      ============



                              Page 5 of 12 pages.


CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES


Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 1996 and 1995 (Unaudited)
- --------------------------------------------------------------------------------

                                                         Six Months Ended June 30,
OPERATING ACTIVITIES                                       1996           1995
                                                         --------       --------
Net (loss)income                                      ($    85,000)   $   377,000

Adjustments to reconcile net(loss) income to cash
 (used in) provided by operating activities:
   Depreciation, depletion, and amortization             2,150,000      2,802,000
   (Benefit) provision for deferred income taxes          (406,000)        (4,000)
   (Gain) loss from disposition of property
   and investments                                         (13,000)        19,000

Change in operating assets and liabilities:
   Receivables                                            (221,000)      (692,000)
   Prepaid expenses and other current assets              (139,000)       403,000
   Costs in excess of billings on uncompleted wells              0        301,000
   Accounts payable                                       (653,000)    (1,005,000)
   Accrued liabilities and expenses                       (101,000)        (7,000)
   Receipts in excess of costs on uncompleted wells        (93,000)        70,000
   Accrued income taxes                                   (566,000)             0
                                                       -----------      ---------
Net cash (used in) provided by operating activities       (127,000)     2,264,000
                                                       -----------      ---------

INVESTING ACTIVITIES

Purchase of property                                    (1,126,000)    (2,266,000)
Proceeds from sale of property                              51,000        183,000
Changes in other assets                                    (12,000)       (30,000)
                                                       -----------      ---------
Net cash (used in) investing activities                 (1,087,000)    (2,113,000)
                                                       -----------      ---------
FINANCING ACTIVITIES

Proceeds from notes payable                             17,500,000      6,250,000
Proceeds from issuance of common stock                     130,000              0
Principal payments on notes and mortgages payable      (16,645,000)    (6,624,000)
Purchase of Treasury Stock                                  (4,000)             0
                                                       -----------      ---------
Net cash provided by (used in) financing activities        981,000       (374,000)
                                                       -----------      ---------
(Decrease) in cash and cash equivalents                   (233,000)      (223,000)

Cash and cash equivalents at beginning of year           1,729,000      1,169,000
                                                       -----------      ---------
Cash and cash equivalents at end of period            $  1,496,000    $   946,000
                                                       ===========      =========

                              Page 6 of 12 pages.

CLINTON GAS SYSTEMS, INC.
AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------

Accounting Policies: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be "cash equivalents."


Non-Cash Investing and Financing Activities: The Company incurred capital lease and other obligations of $21,000 and $74,000 respectively, for the six months ended June 30, 1996 and 1995 in connection with agreements to purchase equipment. Included in accounts payable at December 31, 1995, and December 31, 1994, are unpaid liabilities of $270,000 and $623,000, respectively, for the purchase of natural gas and oil properties.

Interest Expense: The Company incurred interest expense and made interest payments as follows:


                                     Total Interest           Total Interest
         Period                     Expense Incurred          Payments Made
- ------------------------           ------------------       ------------------

Six months ended June 30, 1996          $594,000                 $594,000

Six months ended June 30, 1995          $763,000                 $717,000


Income Taxes: The Company made income tax payments of $780,000 and $0, respectively, for the six months ended June 30, 1996 and June 30, 1995.



NOTES TO INTERIM FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Clinton Gas Systems, Inc.'s financial position as of June 30, 1996, and the results of its operations and changes in cash flow for the six months then ended.

2. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3. The Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of" which was effective January 1, 1996. The Registrant adopted the requirements of this statement in 1996 and it did not have a significant effect on the financial condition or results of operations.

4. On May 24, 1996 the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Joint Energy Development Investments Limited Partnership ("JEDI"), an affiliate of Enron Capital & Trade Resources Corp., and Jenco Acquisition, Inc. ("Purchaser"), a newly formed Ohio corporation and a subsidiary of JEDI. The Merger Agreement provides for the merger of Purchaser and the Company with the Company surviving the merger. At the effective time of the merger all then-outstanding shares of the Company's common stock will be converted into the right to receive, in cash, $6.75 per share, without interest. The merger is subject to a vote of its shareholders at a meeting to be held on August 22, 1996.





                              Page 7 of 12 pages.

                           CLINTON GAS SYSTEMS, INC.
                               AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     In 1996 the Company has participated in the successful completion of 17 exploratory wells. The sale of production from these discoveries will provide future cash flow to improve the liquidity of the Company.

     The Company's credit facility and cash flow from operations are the major sources of funds to meet its financing requirements. At June 30, 1996 the Company had a $15,000,000 credit arrangement with two banks and $12,200,000 had been borrowed. The amount owed to banks on August 8, 1996 was $11,700,000. The credit line is reviewed semiannually and the credit is based on estimated net revenues from the Company's proved reserves. The credit agreement contains restrictive and other covenants that relate to the operation of the Company. The Company was in compliance with all restrictions and debt covenants at June 30, 1996.

     The Company's working capital increased to $3,519,000 at June 30, 1996 from $1,687,000 at December 31, 1995. The increase was primarily due to lower accounts payable and accrued income taxes. Total current and long term debt increased to $15,230,000 at June 30, 1996 from $14,354,000 at December 31,
1995.

     Capital expenditures were $877,000 for the first half of 1996 compared to $1,717,000 for the first half of 1995. In 1996 approximately $350,000 was expended for the drilling and equipping of exploratory wells and $288,000 for expanding the Company's oil and gas lease position. The remaining 1996 capital outlays consisted of $239,000 for transportation systems and other expenditures.

Results of Operations

     The net loss for the first half of 1996 was $85,000 or $.015 per share compared to net income of $377,000 or $.067 per share in 1995. In the second quarter the net loss was $293,000 compared to net income of $66,000 in the prior year.

     Revenues from natural gas marketing for the six months increased to $66,394,000 in 1996 from $30,272,000 in 1995. The change was due to a 35%
increase in volumes combined with increases in the average price of natural gas sold. Second quarter revenues also increased to $24,797,000 from
$15,085,000 in the prior year as a result of a 21% increase in volumes combined with greater prices. Purchases of natural gas increased to
$65,009,000  in 1996  from  $28,890,000  in  1995.  Costs  also  increased  to
$24,384,000 in the second quarter from $14,547,000 in 1995. The increases in both periods were a result of the greater volumes sold and higher unit costs of supply. As a result of these factors, the year-to-date operating income from gas marketing activities remained relatively constant at $1,385,000 in 1996 compared to $1,382,000 in 1995. In the current quarter, operating income decreased to $413,000 in 1996 from $538,000 in 1995. The 1995 period included operating income of $85,000 from the write-off of certain dated accounts payable.

     Revenues from the sale of natural gas and oil production decreased by $90,000 to $6,774,000 in 1996 from $6,864,000 in 1995. The 1995 period included revenues of $1,594,000 from the recognition of gas measurement variances. The remaining change in 1996 is due to increased production and improved prices. Increased production from sales of oil and natural gas from exploratory wells and acquisitions added $1,095,000 to revenues. Improvements in sales prices increased revenues by $409,000. The weighted average sales price of natural gas increased by 14% to $2.59 per MCF in 1996 from $2.28 in the prior year. Oil prices also improved by 10% to

                              Page 8 of 12 pages.

$19.03 per barrel in 1996 from $17.23 in 1995. In the second quarter revenues increased by $475,000 to $3,469,000 from $2,994,000 in 1995. The 1995 period included revenues of $302,000 from the recognition of gas measurement variances. The remaining change in 1996 revenues is due to increased production from wells of $352,000 and higher prices of $425,000. Depreciation, depletion and amortization of natural gas and oil properties decreased to $1,634,000 for the first half of 1996 compared to $2,108,000 in 1995. For the second quarter, costs decreased to $795,000 from $908,000 in 1995. The change in these periods was due to reduced amortization on older wells. Year-to-date production costs rose to $2,614,000 in 1996 from $2,345,000 in 1995. In the current quarter costs rose to $1,330,000 from $1,153,000 in 1995. These increases were due to the Company's greater participation in wells from natural gas and oil reserve acquisitions. As a result of these changes, the year-to-date operating income from natural gas and oil sales increased by $115,000 to $2,526,000 in 1996 from $2,411,000 in 1995. For the second quarter, operating income improved by $411,000 to $1,344,000 from $933,000 in 1995.

     Well operating, transportation and other revenue includes well operating and servicing activities, transportation systems and real estate operations. Year-to-date revenues decreased by $491,000 to $1,238,000 in 1996 from $1,729,000 in 1995. In the current quarter revenues also decreased to $611,000 from $915,000 in 1995. In the fourth quarter of 1995 the Company purchased most of the remaining investor interest in the assets of 150 limited partnerships and co-ownership projects for which the Company is the general partner or project manager. As a result, the revenues from operation of the wells attributable to investor interests in the programs decreased in 1996. This change accounts for most of the decrease in revenues from well operating, transportation, and other revenues.

     Other costs include expenses related to operating and managing producing wells, real estate activities, maintenance of transportation systems and support costs for exploratory activities. Year-to-date costs increased to $2,605,000 in 1996 from $2,401,000 in 1995. Second quarter costs also rose to $1,278,000 in 1996 from $969,000 in 1995. Costs related to exploratory activities increased by $755,000 for the first half of 1996. In the current quarter exploratory costs increased by $634,000 over the 1995 quarter. The increase in both periods was due to higher expenses of improving and maintaining the Company's oil and gas lease position. Costs of maintaining real estate properties decreased by $242,000 on a year-to-date basis and by $14,000 for the current quarter due to the sale of real estate properties in 1995. The remaining change in other costs was due to lower costs of servicing wells.

     Revenues from drilling and completion activities for the first half of 1996 decreased to $891,000 in 1996 from $1,392,000 in 1995. The related drilling costs were $1,103,000 in 1996 from $1,820,000 in 1995. The decrease in revenues and costs was due to fewer exploratory wells completed in the current year. The Company incurred operating losses of $212,000 in 1996 and $428,000 in 1995 as a result of dry hole costs on exploratory wells. In the current quarter, the operating losses for exploratory wells were $180,000 for 1996 and $200,000 for 1995.

     Selling, general and administrative expenses increased by $342,000 to $1,889,000 in 1996 from $1,547,000 in 1995. In the current quarter costs rose to $957,000 in 1996 from $827,000 in 1995. The change was primarily due to greater selling and administrative costs for expanded gas marketing activities.

     In 1996 the Company incurred merger expenses of $241,000 from the proposed merger with Jenco Acquisition, Inc., a wholly owned subsidiary of Joint Energy Development Investments Limited Partnership and an affiliate of Enron Corp. A special meeting of shareholders is to be held on August 22, 1996 to vote on the merger as described in the Proxy Statement dated July 25, 1996.


     Interest expense for the first half of 1996 decreased to $573,000 in 1996 from $745,000 in 1995 due to lower rates and reduced debt levels. The weighted average interest rate on the Company's credit facility decreased to 8.21% in 1996 from 9.06% in 1995. The weighted average debt level also decreased to $10,846,000 in 1996 from $13,004,000 in 1995.


                              Page 9 of 12 pages.

     The Company's year-to-date federal income tax benefit was $244,000 compared to an expense of $49,000 in 1995. The amounts for both periods include the tax benefit of percentage depletion that is earned by the Company during the year.


Safe Harbor Statement under the Private  Securities  Litigation  Reform Act of
1995

     Except for the historical information contained herein, the matters discussed in this report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.




                             Page 10 of 12 pages.

                          PART II - OTHER INFORMATION

                           CLINTON GAS SYSTEMS, INC.
                               AND SUBSIDIARIES


Item 1.  Legal Proceedings.
         N/A

Item 2.  Changes in Securities.
         N/A

Item 3.  Defaults Upon Senior Securities.
         N/A

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of shareholders during the period covered by this report. However, on July 24, 1996, the registrant filed with the SEC definitive proxy materials which announced a special meeting of shareholders to be held on August 22, 1996 to vote on the proposed merger of the Registrant with Jenco Acquisition, Inc., a wholly owned subsidiary of Joint Energy Development Investments Limited Partnership and an affiliate of Enron Capital & Trade Resources Corp.

Item 5.  Other Information.
         N/A

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  27.0 Financial Data Schedule

         (b)  Form 8-K

         Report on Form 8-K filed June 3, 1996 which indicated that the Registrant had entered into a merger agreement with Joint Energy Development Investments Limited Partnership and Jenco Acquisition, Inc.


                             Page 11 of 12 pages.

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            CLINTON GAS SYSTEMS, INC.
                                                   (Registrant)
                                     ---------------------------------------


Date:  August 14, 1996               /s/ Jerry D. Jordan
                                     --------------------------------------
                                     Jerry D. Jordan, Chairman of the Board



Date:  August 14, 1996               /s/ Donald A. Nay
                                     --------------------------------------
                                     Donald A. Nay, Vice President,
                                     Treasurer, Chief Financial Officer


                             Page 12 of 12 pages.